Form 10-Q
period 2021-03-31
NexImmune, Inc.
filed 2021-05-17
CIK 1538210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2021, the registrant had 22,579,219 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed with the Securities and Exchange Commission, or SEC, as exhibits to this Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NEXIMMUNE, INC.

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,102,945	$5,031,079
Restricted cash	67,500	67,500
Prepaid expenses and other current assets	4,788,019	3,293,858

Total current assets	122,958,464	8,392,437
Property and equipment, net	3,584,412	2,885,260
Other non-current assets	23,373	23,373

Total assets	$126,566,249	$11,301,070

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,406,537	$2,760,129
Accrued expenses	2,842,998	2,603,027
Derivative liability	—	1,702,359
Other current liabilities	843,619	843,619
Convertible notes issued to related parties	—	7,324,267
Convertible notes	—	11,793,397

Total current liabilities	6,093,154	27,026,798

Deferred rent, net of current portion	11,764	23,529
Other non-current liabilities	—	4,935

Total liabilities	6,104,918	27,055,262

Commitments and contingencies
Redeemable convertible preferred stock Series A Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of March 31, 2021 and 121,735,303 shares authorized, issued and outstanding as of December 31, 2020. Liquidation value of $42,314,789 as of December 31, 2020.	—	35,047,435
Series A-2 Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of March 31, 2021 and 28,384,899 shares authorized, 22,047,361 shares issued and outstanding as of December 31, 2020. Liquidation value of $8,683,746 as of December 31, 2020.	—	7,685,865
Series A-3 Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of March 31, 2021 and 34,061,879 shares authorized, 31,209,734 shares issued and outstanding as of December 31, 2020. Liquidation value of $11,699,176 as of December 31, 2020.	—	10,887,449

Total redeemable convertible preferred stock	—	53,620,749
Stockholders’ deficit
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 22,579,219 issued and outstanding as of March 31, 2021 and 1,256,609 shares issued and outstanding as of December 31, 2020.	2,258	126
Additional paid-in-capital	205,847,571	8,206,938

Accumulated deficit	(85,388,498)	(77,582,005)

Total stockholders’ deficit	120,461,331	(69,374,941)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$126,566,249	$11,301,070

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	6,012,608	4,272,167
General and administrative	4,057,592	2,088,401

Total operating expenses	10,070,200	6,360,568
Loss from operations	(10,070,200)	(6,360,568)
Other (expense) income:
Interest income	3,613	18,684
Interest expense	(904,119)	(989)
Change in fair value of derivative liability	2,424,877	—
Other income (expense)	(722)	27,365

Other income (expense)	1,523,649	45,060

Net loss	$(8,546,551)	$(6,315,508)
Accumulated dividends on Redeemable Convertible Preferred Stock	(377,562)	(815,516)

Net loss available to common stockholders’	$(8,924,113)	$(7,131,024)

Basic and diluted net loss available to common stockholders per common share	$(0.71)	$(5.68)

Basic and diluted weighted-average number of common shares outstanding	12,633,123	1,254,681

STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(8,546,551)	$(6,315,508)

Other comprehensive loss:
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	—	(506)

Comprehensive loss	$(8,546,551)	$(6,316,014)

The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2021 and 2020

	Redeemable Convertible Preferred Stock						Stockholders’ Deficit
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,256,609	$126	$8,206,938	$(77,582,005)	$—	$(69,374,941)
Cumulative effect of adoption of accounting standard	—	—	—	—	—	—	—	—	(2,277,332)	740,058	—	(1,537,274)
Issuance of Series A redeemable preferred stock upon exercise of warrants	145,000	1,450	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(121,880,303)	(35,048,885)	(22,047,361)	(7,685,865)	(31,209,734)	(10,887,449)	10,144,052	1,014	53,621,185	—	—	53,622,199
Conversion of convertible debt into common stock	—	—	—	—	—	—	3,669,010	367	30,251,689	—	—	30,252,056
Issuance of common stock in connection with the initial public offering. net of transaction costs	—	—	—	—	—	—	7,441,650	744	114,550,571	—	—	114,551,315
Exercise of stock options	—	—	—	—	—	—	65,013	7	297,076	—	—	297,083
Exercise of warrants	—	—	—	—	—	—	2,896	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,197,444	—	—	1,197,444
Net loss	—	—	—	—	—	—	—	—	—	(8,546,551)	—	(8,546,551)

Balance at March 31, 2021	—	$—	—	$—	—	$—	22,579,219	$2,258	$205,847,571	$(85,388,498)	$—	$120,461,331

Balance at January 1, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,254,681	$126	$4,705,808	$(47,716,008)	$506	$(43,009,568)
Stock-based compensation	—	—	—	—	—	—	—	—	318,962	—	—	318,962
Change in unrealized gains on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(506)	(506)
Net loss	—	—	—	—	—	—	—	—	—	(6,315,508)	—	(6,315,508)

Balance at March 31, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,254,681	$126	$5,024,770	$(54,031,516)	—	$(49,006,620)

NEXIMMUNE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(8,546,551)	$(6,315,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,331	143,518
Gain (loss) on asset disposal	(464)	398
Stock-based compensation	1,197,444	318,962
Non-cash interest expense	903,919	—
Change in fair value of derivative liability	(2,424,877)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,446,793)	(929,007)
Accounts payable	(645,847)	(191,877)
Accrued expenses, deferred rent and other	633,307	463,090

Net cash used in operating activities	(11,155,532)	(6,510,424)
Cash flows from investing activities
Purchase of property and equipment	(581,228)	(241,519)
Proceeds from disposal of equipment	464	550
Employee advances	—	(494)
Proceeds from maturities and sales of available-for-sale marketable securities	—	999,780

Net cash provided by (used in) investing activities	(580,764)	758,317
Cash flows from financing activities
Proceeds from initial public offering, net of transaction costs	115,503,948	—
Proceeds from the exercise of stock options	297,083	—
Proceeds from the exercise of warrants	1,450	—
Principal payments on capital leases	(5,212)	(4,832)
Proceeds from the issuance of convertible notes from related parties	56,500	—
Proceeds from the issuance of convertible notes	8,974,980	—
Issuance costs associated with convertible notes	(20,587)	—

Net cash provided by (used in) financing activities	124,808,162	(4,832)
Net increase (decrease) in cash, cash equivalents and restricted cash	113,071,866	(4,097,908)
Net cash, cash equivalents and restricted cash at beginning of period	5,098,579	9,196,487

Net cash, cash equivalents and restricted cash at end of period	$118,170,445	$5,098,579

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$200	$1,999

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$292,255	$7,887

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Nature of the business and basis of presentation

NexImmune, Inc. (the “Company” or “NexImmune”), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on June 7, 2011. The Company is an emerging biopharmaceutical company advancing a new generation of immunotherapies based on its proprietary Artificial Immune Modulation (AIM) technology. The AIM nanotechnology platform, originally developed at Johns Hopkins University, is the foundation for an innovative approach to immunotherapy in which the body’s own immune system is stimulated to orchestrate a targeted T cell response against a disease. Central to the AIM technology are AIM nanoparticles, which act as synthetic dendritic cells. These AIM nanoparticles can be programmed to present specific antigens and co-stimulatory signals to specific T cells, generating an immune response that can be directed toward any foreign substance or cell type in a patient’s body. The Company’s first two products, both for the treatment of different types of cancer, entered clinical trials in 2020.

2. Basis of Presentation

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). These financial statements should be read in conjunction with our audited financial statements and the accompanying notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.

In our management’s opinion, the accompanying financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2021 and December 31, 2020, and our statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the three month periods ended March 31, 2021 and 2020. Interim results are not necessarily indicative of results for an entire year.

Recent accounting standards and pronouncements

Recently Adopted

In August 2020, the FASB issued ASU 2020-06, an update to ASC Topic 470, Subtopic - 20, Debt - Debt with Conversion and Other Options, and ASC Topic 815, Subtopic – 4, Derivatives and Hedging - Contracts in Entity’s Own Equity. ASU 2020-06 simplifies the guidance for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity by reducing the number of accounting models for convertible instruments and amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2021, with early adoption permitted for fiscal years that begin after December 15, 2020. The Company early adopted this standard effective January 1, 2021 using the modified retrospective method. Under this standard, only conversion features embedded in the debt instrument that are accounted for as derivatives in accordance with ASC 815 or under the substantial premium model in ASC 470, require separate accounting. Prior to the adoption of this standard, the Company had recorded a beneficial conversion feature as a discount to convertible notes issued. Upon adoption of this standard, the beneficial conversion feature is no longer separately bifurcated. As a result of applying the modified retrospective method, the Company recognized a transition adjustment of $0.7 million recorded in accumulated deficit, a reduction of additional paid-in capital of $2.2 million and an increase to the carrying value of the convertible notes of $1.5 million on January 1, 2021.

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards, and a package of practical expedients an entity can elect to utilize to reduce the level of effort required for adoption. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. In November 2019, the FASB issued ASU 2019-10 deferring the effective date for private entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05 which further defers the effective date for private entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company is currently reviewing its leases and other contracts to determine the impact the adoption of this guidance will have on the financial statements. The Company currently expects that the adoption of this guidance will change the way it accounts for its operating leases, and will result in recording right-of-use assets and lease liabilities in the balance sheets, and result in additional lease-related disclosures in the footnotes to the financial statements. The Company expects that it will adopt this guidance utilizing the modified retrospective approach and elect the package of practical expedients.

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

3. Cash and Cash Equivalents and Restricted cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$118,102,945	$5,031,079
Restricted cash	67,500	67,500

Total	$118,170,445	$5,098,579

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

4. Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts payable, accrued expenses, convertible notes and derivative liabilities. The fair values of the cash and cash equivalents, accounts payable and accrued expenses approximated their carrying values as of March 31, 2021 and December 31, 2020 due to their short-term maturities. The Convertible Notes as discussed in Note 10 contain embedded derivative features that are required to be bifurcated and remeasured to fair value at each reporting period.

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

Level 1 -	Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.

Level 2 -

Fair value is determined by using inputs, other than Level 1 quoted prices that are directly and indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models that can be corroborated by observable market data.

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

The Company’s derivative liability related to certain features embedded within the Company’s Convertible Notes as discussed in Note 10. The derivative is accounted for as a liability and remeasured to fair value as of each balance sheet date until the Convertible Note is settled or cancelled. The Convertible Notes were converted into shares of common stock upon the Company’s completion of the Initial Public Offering (“IPO”) on February 11, 2021. The related remeasurement adjustments are recognized in the accompanying statements of operations.

During the period ended March 31, 2021 and December 31, 2020 the Company did not have any transfers between levels. There were no Level 3 recurring fair value measurements as of March 31, 2021. The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis:

Balance as of December 31, 2020	$1,702,359
Fair value of derivative liabilities issued	722,518
Reduction in expense related to fair value changes in derivative liabilities	(2,424,877)

Balance as of March 31, 2021	$—

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

The recurring Level 3 fair value measurements of the embedded features of the Convertible Notes issued in January 2021 include the following significant unobservable inputs:

Unobservable Input	Assumptions
Probabilities of conversion provisions	5%-50%
Estimated timing of conversion (years)	0.13-0.31
Time period to maturity (years)	0.31
Fair value of the Company’s stock	$0.45-$0.56
Stock price volatility	76-90%
Risk-adjusted discount rate	25.56%
Dividend yield	0%

Significant changes to these assumptions would result in increases or decreases to the fair value of the derivative liability. There were no Convertible Notes issued after January 2021. Immediately before the conversion of the Convertible Notes on February 11, 2021, the derivative liability was remeasured to fair value which the Company concluded was immaterial. The derivative liability was remeasured to zero. All derivative instruments were eliminated following the conversion of the Convertible Notes on February 11, 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Prepaid research and development expenses	$1,922,643	$1,894,785
Prepaid maintenance agreements	113,059	144,575
Prepaid insurance	2,608,493	98,421
Prepaid other	143,824	124,929
Deferred financing costs	—	952,633
Other current assets	—	78,515

	$ 4,788,019	$ 3,293,858

6. Property and Equipment

Property and equipment consist of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Laboratory equipment	$4,631,962	$3,801,545
Computer equipment and software	336,524	305,214
Furniture and fixtures	47,877	47,877
Leasehold improvements	167,972	153,965

	5,184,335	4,308,601
Less accumulated depreciation and amortization	(1,599,923)	(1,423,341)

Property and equipment, net	$3,584,412	$2,885,260

Depreciation and amortization expense was $174,331 and $141,178 for the three months ended March 31, 2021 and 2020, respectively.

7. Accrued Expenses

A summary of the components of accrued expenses is as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued professional fees	$135,033	$135,033
Accrued salaries, benefits and related expenses	2,567,071	1,924,405
Accrued severance	—	26,724
Accrued interest	3,491	408,315
Other accrued expenses	137,403	108,550

	$ 2,842,998	$ 2,603,027

8. Commitments and Contingencies

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

The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through March 31, 2021, no revenue has been recorded, therefore, no payments to MBC are due.

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

JHU was also entitled to milestone fees of $75,000 in connection with clinical trial milestones. For the first licensed product or licensed service in the therapeutic field, the Company may be required to pay JHU additional aggregate milestone fees of $1.6 million for clinical and regulatory milestone fees. The Company may be required to pay JHU reduced milestone fees for the second and third licensed products or licensed services in the therapeutic field in connection with clinical and regulatory milestones. In the diagnostic field, the Company may be required to pay JHU aggregate milestone fees of $400,000 for the first licensed product or licensed service and reduced milestone fees for the second and third licensed products or licensed services in connection with regulatory and commercial milestones. The Company may be required to pay JHU aggregate milestone fees of $100,000 for commercial milestones for the first licensed product or licensed service in the non-clinical field. In the aggregate, the Company may be required to pay JHU additional milestone fees of up to $4.2 million for all clinical, regulatory and commercial milestones for all licensed products or licensed services in the therapeutic field, the diagnostic field and the non-clinical field. The Company may also be required to pay royalties in the low to upper mid-single digits on net sales of therapeutic products, diagnostic products and non-clinical products. The Company is required to make minimum annual royalty payments of $100,000 to JHU under the A&R JHU License Agreement through the term of the agreement. The Company may also be required to pay JHU a low double digit percentage of any non-royalty sublicense consideration we receive.

The Company will record a liability when such events become probable. The Company has not reached any of the milestones or transacted its first commercial sale as of March 31, 2021.

The Company must make minimum royalty payments, which began upon the 4th anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU. The Company has incurred $350,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During the three months ended March 31, 2021 and 2020, the Company incurred $25,000 each quarter, related to minimum royalties owed, included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $75,000 as of March 31, 2021 and 2020.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of March 31, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings.

9. Convertible Notes

During April 2020, the Company authorized the sale of up to $15,000,000 6% Convertible Notes (“Agreement”). The Agreement specified an initial closing date of April 23, 2020 and allowed additional closings within 90 days of the initial closing. The Convertible Notes had a scheduled maturity date of April 23, 2021.

The terms of the Convertible Notes required a mandatory conversion upon certain qualified financing events (“Mandatory Conversion”) and allowed for conversion at the option of the holder upon certain non-qualified financing events (“Optional Conversion 1”). Upon Mandatory Conversion and Optional Conversion 1, the outstanding principal amount and all accrued and unpaid interest would automatically convert into the Company’s preferred stock of the same series issued in such equity financing and would be equal to the number of preferred stock obtained by dividing (a) all principal and accrued but unpaid interest under such Convertible Note by (b) the price per share paid by the other purchasers of the preferred stock sold in such equity financing multiplied by 80%.

If the Mandatory Conversion and Optional Conversion 1 did not occur by the maturity date, the outstanding principal amount plus all accrued and unpaid interest would be converted at the option of the holder into Company’s common stock at the price per share obtained by dividing $85 million by the Company’s fully-diluted capitalization (“Optional Conversion 2”).

If the Company (i) consummates a change in control or (ii) the Company’s common stock becomes publicly listed on a stock exchange, the outstanding principal amount plus all accrued and unpaid interest would automatically convert into shares of the Company’s most senior series of capital stock outstanding at the time of such change in control or public listing, at a price equal to the lower of (a) 90% of the price per share paid by the purchasers of such stock in such a transaction and (b) the price per share obtained by dividing $125 million by the Company’s fully-diluted capitalization (“Change in Control”).

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

In October 2020, the Agreement was further amended to allow additional closings through December 31, 2020, and in January 2021 it was amended again to allow closings through January 31, 2021. In January 2021, the Company issued convertible notes with a principal amount of $9,031,480.

The Company evaluated the Convertible Notes and determined that the Mandatory Conversion feature, Optional Conversion 1 feature and Change in Control meet the definition of an embedded derivative liability that is required to be bifurcated from the host instrument and measured at fair value. The fair value of the derivative liability for the convertible notes issued in January 2021 was $722,518.

The Company amortized the debt issuance costs of $256,212 and the debt discount from of the initial value of the derivative liability of $1,982,594 over the term of the Convertible Notes using the effective interest method. The debt issuance costs and debt discount amortization expense for the three months ended March 31, 2021 was $613,770 and is included in interest expense in the accompanying statements of operations. The interest expense at 6% of the Convertible Notes’ principal amount for the three months ended March 31, 2021 was $217,593. The effective interest rate during the three months ended March 31, 2021 was 25%. The unamortized debt issuance costs and debt discount on the Convertible Notes as of December 31, 2020, were $116,636 and $2,383,986, respectively.

The Company completed an IPO on February 11, 2021 which triggered the mandatory conversion of all the outstanding Convertible Notes principal plus accrued interest into shares of common stock (Note 10). Upon conversion of the Convertible Notes, the outstanding Convertible Notes principal plus accrued interest thereon, net of unamortized debt discounts totaling $30,252,056 was derecognized into stockholders’ deficit.

10. Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Issuances of Common Stock

On February 11, 2021, the Company completed its IPO, pursuant to which it issued and sold 7,441,650 shares of its common stock at a public offering price of $17.00 per share, resulting in net proceeds of $115,191,259, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of the 175,137,398 outstanding shares of the Company’s Redeemable Convertible Preferred Stock automatically converted into 10,144,052 shares of common stock after giving effect to the reverse stock split, and all of the outstanding Convertible Notes principal and accrued but unpaid interest thereon of $31,272,224 converted to 3,669,010 shares of common stock . Upon completion of the offering on February 11, 2021, the Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated.

In January 2021, 145,000 warrants were exercised at an exercise price of $0.01 and 145,000 shares of Series A redeemable convertible stock were issued and then converted into common stock upon the closing of the IPO. The remaining outstanding warrants outstanding as of December 31, 2020 were exercised and settled in January 2021 with 2,896 shares of common stock issued in a cashless exercise.

11. Stock-Based Compensation

During January 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which provides for granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 660,838. In June 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which provides for granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 1,741,770 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 1,809,143. In February 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 2,757,556 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. There are 1,586,365 shares available for issuance under the 2021 plan.

The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board of Directors in accordance with the terms of the 2021 Plan. Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment.

Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the years ended March 31, 2021 and 2020:

	2021	2020
Research and development expenses	$204,330	$82,743
General and administrative expenses	993,114	236,219

Total stock-based compensation expense	$1,197,444	$318,962

The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding as of January 1, 2021	2,233,185	$3.52
Granted	1,170,891	17.00
Exercised	(65,013)	4.56
Cancelled	(772)	4.31
Forfeited	(192,243)	4.83

Outstanding as of March 31, 2021	3,146,048	$8.44	7.98	$33.5

Vested or expected to vest as of March 31, 2021	3,146,048	$8.44	7.98	$33.5
Exercisable as of March 31, 2021	1,730,292	$3.18	6.64	$27.5
Shares unvested as of March 31, 2021	1,415,786	$14.86	9.63	$6.0

The weighted average fair value of the options granted during the three months ended March 31, 2021 and 2020 was $11.64 and $4.04, respectively. The options were valued using the Black-Scholes option-pricing model for the three months ended March 31, 2021 and 2020 with the following assumptions:

	2021	2020
Expected volatility	79.8% to 81.0%	100%
Risk-free interest rate	0.6% to 0.7%	0.7% to 0.74%
Expected dividend yield	0%	0%
Expected term	5.5 to 6.0 years	5.3 to 6.0 years

The total fair value of stock options vested during the three months ended March 31, 2021 and 2020 was approximately $0.8 million, and $0.4 million, respectively. The intrinsic value of stock options exercised for the three months ended March 31, 2021 and 2020 was approximately $232,268 and $0, respectively.

As of March 31, 2021, there was $15.3 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 3.38 years.

12. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock. Such dividends are only payable if and when declared by the Board of Directors. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and Convertible Notes. For the three months ended March 31, 2021 and 2020, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options and shares of redeemable convertible preferred stock were excluded from the calculation of diluted loss per share. Under the if converted method, convertible instruments that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later. Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives is added back to the numerator of the diluted net loss per share calculation if the conversion of the Convertible Notes is dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Net loss	$(8,546,551)	$(6,315,508)
Accumulated dividends on Redeemable Convertible Preferred Stock	(377,562)	(815,516)

Net loss attributable to common stockholders	$(8,924,113)	$(7,131,024)

Basic and diluted net loss per common share	$(0.71)	$(5.68)
Basic and diluted weighted average common shares outstanding	12,633,123	1,254,681

The following potentially dilutive securities outstanding at March 31, 2021 and 2020 have been excluded from the computation of diluted weighted average common shares outstanding, as the effect would be anti-dilutive:

	March 31, 2021	March 31, 2020
Stock options	3,146,048	2,242,145
Redeemable convertible preferred stock	4,733,929	10,135,735
Convertible debt	2,059,100	—
Warrants	611	14,480
Total	9,939,688	14,374,460

Shares of redeemable convertible preferred stock also participate in dividends with shares of common stock (if and when declared) and therefore are deemed participating securities. The holders of redeemable convertible preferred stock do not contractually share in losses and therefore no additional net loss per share has been disclosed under the two-class method.

13. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not to be realized at March 31, 2021 and December 31, 2021. The effective tax rate for the three months ended March 31, 2021 and 2020 is 0%.

The Company has not recorded any accruals related to uncertain tax positions as of March 31, 2021 and December 31, 2020. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2019 tax years remain subject to examination by federal and state tax authorities.

14. Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). The plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute a matching contribution at its discretion. During the three months ended March 31, 2021 and 2020, the Company made contributions of $40,233 and $32,749, respectively, to the plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on February 11, 2021 (the “Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock, our convertible promissory notes and the IPO. In February 2021, we completed the IPO and issued and sold an aggregate 7,441,650 shares of common stock, which included 970,650 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs.

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. As of March 31, 2021, we had an accumulated deficit of $85.2 million Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.

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

As of March 31, 2021, we had cash and cash equivalents of $118.1 million.

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

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability consists entirely of the mark-to-market adjustment of the bifurcated derivative liability related to the convertible notes. As a result of our IPO, the derivative liability was settled.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020	Change
	(in thousands)
Operating expenses
Research and development	$6,013	$4,272	$1,741
General and administrative	4,057	2,089	1,969

Total operating expenses	10,070	6,361	3,709

Loss from operations	(10,070)	(6,361)	(3,709)

Other expense (income):
Interest income	4	19	(15)
Interest expense	(904)	(1)	(903)
Change in fair value of derivative liability	2,425	—	2,425
Other income (expense)	(1)	27	(28)

Other expense (income)	1,524	45	1,479

Net loss	$(8,546)	$(6,316)	$(2,230)

Research and Development Expenses. Research and development expenses were $6.0 and $4.3 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $1.7 million was due primarily to increases of $1.1 million for clinical trial expenses and increases to salary and benefits of $0.5 million resulting from increased headcount. We have not historically tracked internal research and development expenses by product candidate.

General and Administrative Expenses. General and administrative expenses were $4.1 and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $2.0 was due primarily to increases of $0.8 million in stock compensation expense following the IPO, an increase of $0.8 million in professional fees and an increase in insurance of $0.4 million for Directors and Officers insurance.

Interest Expense. Interest expense was $0.9 million and $0.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase is due to the issuance of convertible debt during the period from April 2020 into January 2021.

Change in Fair Value of Derivative Liability. The change in fair value of derivative liability was $2.4 and $0.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase reflected the remeasurement of the derivative liability immediately before the conversion of the convertible notes into shares of common stock upon the completion of the IPO in February 2021. Following the IPO there are no derivative instruments.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had cash and cash equivalents of $118.1 million.

Sources of Liquidity

To date, we have financed our operations principally through private placements of our redeemable convertible preferred stock, our convertible promissory notes and the IPO.

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

Convertible Note Financing

From April 2020 through December 31, 2020, we issued $21,618,286 aggregate principal amount of convertible notes, which bore interest at the rate of 6% per annum and had a scheduled maturity date in April 2021.

In January 2021, we issued an additional $9,031,480 aggregate principal amount of convertible notes, which bore interest at the rate of 6% per annum and had a scheduled maturity date in April 2021.

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

Initial Public Offering

In February 2021, we completed the IPO and issued and sold an aggregate 7,441,650 shares of common stock, which included 970,650 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2021 and 2020:

	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,155)	$(6,510)
Investing activities	(581)	758
Financing activities	124,808	(5)

Net (decrease) increase in cash, cash equivalents and restricted cash	$113,072	$5,757

Operating Activities

Net cash used in operating activities was $11.2 million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively. The net cash used in operating activities for the three months ended March 31, 2021 was primarily due to our net loss of $8.5 million, resulting from R&D expenditures of $6.0 million as we ramp up our clinical program and $4.1 million of administrative expenses for public company expenses, salary and related expenses and professional fees. In addition, there were decreases of $2.5 million in working capital changes.

The net cash used in operating activities for the three months ended March 31, 2020 was primarily due to our net loss of $6.3 million, consisting of $4.2 million for R&D expenses primarily in pre-clinical research expenses and manufacturing as we prepared for our clinical program, and $2.1 million in administrative expenses for salary and related expenses and professional fees. In addition, there were decreases of $0.7 million in working capital changes.

Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2021 resulting from purchases of property and equipment. Net cash provided by investing activities of $0.8 million for the three months ended March 31, 2020 was primarily due to maturities of available-for-sale marketable securities of $1.0 million, partially offset by the purchase of property and equipment for $0.2 million.

Financing Activities

Net cash provided by financing activities was $124.8 million for the three months ended March 31, 2021 primarily due to the net proceeds of $115.5 million from the IPO and $9.0 million from the issuance of convertible debt.

Funding Requirements

We believe that our existing cash and cash equivalents, will be sufficient to meet our anticipated cash requirements through the second quarter of 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

While our significant accounting policies are described in more detail in Note 3, “Summary of significant accounting policies”, and in our Form 10K for the year ended December 31, 2020, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 3, “Summary of significant accounting policies” for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three months ended March 31, 2021 and 2020.

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

The determination of the fair value of our common stock after our IPO on February 11, 2021 is determined by the closing price our common stock on the date of grant.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of the IPO was less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. After the IPO we may continue to be a smaller reporting company if either (1) the market value of our stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Quarterly Report on Form 10-Q and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 3. Quantitative and qualitative disclosures about market risk.

Not applicable

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this filing that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2021 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

During the period between January 1, 2021 and March 31, 2021, we issued to certain of our employees, consultants and directors, options to purchase an aggregate of 1,170,891 shares of our common stock at a weighted-average exercise price of $17 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. We filed a registration statement on Form S-8 under the Securities Act on Febuary 25, 2021 to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plan.

In January 2021, we issued $9,031,480 aggregate principal amount of convertible notes to certain investors. We deemed this transaction to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) as a transaction by an issuer not involving a public offering.

Use of Proceeds from Initial Public Offering

In February 2021, we completed the IPO and issued and sold an aggregate 7,441,650 shares of common stock, which included 970,650 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for net proceeds of $114.8 million after deducting underwriting discounts and commissions and other offering costs.

The offer and sale of all of the shares of our common stock in our initial public offering of common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333- 252220) that was declared effective by the SEC on February 11, 2021.

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

We have invested the net proceeds from the IPO in a variety of capital preservation investments in government cash management fund. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 16, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Form of Sixth Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on February 18, 2021)

3.2	Restated Bylaws of NexImmune, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on February 18, 2021)

10.1	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.2.1	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.2.2	Form of Stock Option Agreement under the 2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.3.1	2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.3.2	Form of Stock Option Agreement under the 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.4.1	2021 Equity Incentive Plan, (incorporated by reference to Exhibit 10.4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.4.2	Form of Stock Option Agreement under the 2021 Equity Incentive Plan, incorporated by reference to Exhibit 10.4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.5	Employment Agreement, by and between the Registrant and Scott Carmer, dated February 3, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.6	Employment Agreement, by and between the Registrant and John Trainer, dated January 6, 2020 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.7	Employment Agreement, by and between the Registrant and Jerome Zeldis, M.D., Ph.D., dated January 4, 2021 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.8	Employment Agreement, by and between the Registrant and Kristi Jones, dated February 27, 2017 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.9	Employment Agreement, by and between the Registrant and Robert Knight, M.D., dated January 6, 2021(incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.10*	Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 17, 2021	By:	/s/ John Trainer
John Trainer, M.B.A.
Chief Financial Officer

Date: May 17, 2021	By:	/s/ Scott Carmer
Scott Carmer
President and Chief Executive Officer