Form 10-Q
period 2021-06-30
NexImmune, Inc.
filed 2021-08-09
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number: 001-40045

NEXIMMUNE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	42-2518457
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9119 Gaither Road Gaithersburg, MD	20877
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (301)
825-9810

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NEXI	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐
No

 ☒
As of June 30, 2021, the registrant had 22,628,007 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEXIMMUNE, INC.
BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,816,106	$5,031,079
Marketable securities	38,979,670	—
Restricted cash	67,500	67,500
Prepaid expenses and other current assets	8,327,117	3,293,858
Total current assets	111,190,393	8,392,437
Property and equipment, net	4,148,875	2,885,260
Other non-current assets	53,373	23,373
Total assets	$115,392,641	$11,301,070

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,169,660	$2,760,129
Accrued expenses	2,469,942	2,603,027
Derivative liability	—	1,702,359
Other current liabilities	843,619	843,619
Convertible notes issued to related parties	—	7,324,267
Convertible notes	—	11,793,397
Total current liabilities	5,483,221	27,026,798
Deferred rent, net of current portion		23,529
Other non-current liabilities	—	4,935
Total liabilities	5,483,221	27,055,262
Commitments and contingencies
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of June 30, 2021 and 121,735,303 shares authorized, issued and outstanding as of December 31, 2020. Liquidation value of $42,314,789 as of December 31, 2020.	—	35,047,435
Series A-2 Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of June 30, 2021 and 28,384,899 shares authorized, 22,047,361 shares issued and outstanding as of December 31, 2020. Liquidation value of $8,683,746 as of December 31, 2020.	—	7,685,865
Series A-3 Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of June 30, 2021 and 34,061,879 shares authorized, 31,209,734 shares issued and outstanding as of December 31, 2020. Liquidation value of $11,699,176 as of December 31, 2020.	—	10,887,449
Total redeemable convertible preferred stock	—	53,620,749
Stockholders’ equity (deficit)
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 22,628,007 issued and outstanding as of June 30, 2021 and 1,256,609 shares issued and outstanding as of December 31, 2020.	2,263	126
Additional paid-in-capital	207,480,819	8,206,938
Accumulated other comprehensive loss	(2,917)	—
Accumulated deficit	(97,570,745)	(77,582,005)
Total stockholders’ equity (deficit)	109,909,420	(69,374,941)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$115,392,641	$11,301,070

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	8,124,973	4,209,261	14,137,581	8,481,428
General and administrative	4,038,050	2,565,402	8,095,642	4,653,803

Total operating expenses	12,163,023	6,774,663	22,233,223	13,135,231
Loss from operations	(12,163,023)	(6,774,663)	(22,233,223)	(13,135,231)
Other (expense) income:
Interest income	6,851	1,184	10,464	19,868
Interest expense	(101)	(183,682)	(904,220)	(184,671)
Change in fair value of derivative liability	—	—	2,424,877	—
Other (expense) income	(25,974)	26,636	(26,696)	54,001

Other (expense) income	(19,224)	(155,862)	1,504,425	(110,802)

Net loss	$(12,182,247)	$(6,930,525)	$(20,728,798)	$(13,246,033)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	(815,816)	(377,562)	$(1,631,632)

Net loss attributable to common stockholders	$(12,182,247)	$(7,746,341)	$(21,106,360)	$(14,877,665)

Basic and diluted net loss attributable to common stockholders per common share	$(0.54)	$(6.17)	$(1.20)	$(11.86)

Basic and diluted weighted-average number of common shares outstanding	22,608,866	1,254,681	17,648,551	1,254,681
STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(12,182,247)	$(6,930,525)	$(20,728,798)	$(13,246,033)

Other comprehensive loss:
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(2,917)	—	(2,917)	(506)

Comprehensive loss	$(12,185,164)	$(6,930,525)	$(20,731,715)	$(13,246,539)

The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2021 and 2020 (unaudited)

	Redeemable Convertible Preferred Stock						Stockholders’ Deficit
	Series A		Series A-2		Series A-3		Common Stock				Accumulated Other Comprehensive Income/ (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders Deficit

Balance at March 31, 2021	—	$—	—	$—	—	$—	22,579,219	$2,258	$205,847,571	$(85,388,498)	$—	$(120,461,331)
Exercise of stock options	—	—	—	—	—	—	48,788	5	149,767	—	—	149,772
Stock-based compensation	—	—	—	—	—	—	—	—	1,483,481	—	—	1,483,481
Change in unrealized loss on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(2,917)	(2,917)
Net loss	—	—	—	—	—	—	—	—	—	(12,182,247)	—	(12,182,247)

Balance at June 3 0 , 2021	—	$—	—	$—	—	$—	22,628,007	$2,263	$207,480,819	$(97,570,745)	$(2,917)	$109,909,420

Balance at March 31, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,254,681	$126	$5,024,770	$(54,031,516)	$—	$(49,006,620)
Stock-based compensation	—	—	—	—	—	—	—	—	339,790	—	—	339,790
Change in unrealized gains available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	1,035,263	—	—	1,035,263
Net loss	—	—	—	—	—	—	—	—	—	(6,930,525)	—	(6,930,525)

Balance at June 30, 2020	121,735,303	$ 35,047,435	22,047,361	$ 7,685,865	31,209,734	$ 10,887,449	1,254,681	$126	$6,399,823	$(60,962,041)	—	$(54,562,092)

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2021 and 2020 (unaudited)

	Redeemable Convertible Preferred Stock						Stockholders’ Deficit
	Series A		Series A-2		Series A-3		Common Stock				Accumulated Other Comprehensive Income/ (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders Deficit
Balance at January 1, 2021	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,256,609	$126	$8,206,938	$(77,582,005)	—	$(69,374,941)
Cumulative effect of adoption of accounting standard	—	—	—	—	—	—	—	—	(2,277,332)	740,058	—	(1,537,274)
Issuance of Series A redeemable preferred stock upon exercise of warrants	145,000	1,450	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(121,880,303)	(35,048,885)	(22,047,361)	(7,685,865)	(31,209,734)	(10,887,449)	10,144,041	1,014	53,621,185	—	—	53,622,199
Conversion of convertible debt into common stock	—	—	—	—	—	—	3,669,010	367	30,251,689	—	—	30,252,056
Issuance of common stock in connection with the initial public offering. net of transaction costs	—	—	—	—	—	—	7,441,650	744	114,550,571	—	—	114,551,315
Exercise of stock options	—	—	—	—	—	—	113,801	12	446,843	—	—	446,855
Exercise of warrants	—	—	—	—	—	—	2,896	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,680,925	—	—	2,680,925
Change in unrealized loss on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(2,917)	(2,917)
Net loss	—	—	—	—	—	—	—	—	—	(20,728,798)	—	(20,728,798)

Balance at June 3 0 , 2021	—	$—	—	$—	—	$—	22,628,007	$2,263	$207,480,819	$(97,570,745)	$(2,917)	$109,909,420

Balance at January 1, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,254,681	$126	$4,705,808	$(47,716,008)	$506	$(43,009,568)
Stock-based compensation	—	—	—	—	—	—	—	—	658,752	—	—	658,752
Change in unrealized gains on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(506)	(506)
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	1,035,263	—	—	1,035,263
Net loss	—	—	—	—	—	—	—	—	—	(13,246,033)	—	(13,246,033)

Balance at June 30, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,254,681	$126	$6,399,823	$(60,962,041)	—	$(54,562,092)

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(20,728,798)	$(13,246,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393,875	290,750
(Gain) loss on asset disposal	(464)	398
Stock-based compensation	2,680,925	658,752
Non-cash interest expense	903,919	140,829
Change in fair value of derivative liability	(2,424,877)	1,334
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,985,891)	(1,191,324)
Accounts payable	172,566	698,078
Accrued expenses, deferred rent and other	219,163	129,502

Net cash used in operating activities	(24,769,582)	(12,517,714)
Cash flows from investing activities
Purchase of property and equipment	(1,634,586)	(390,220)
Proceeds from disposal of equipment	464	550
Collections on employee advances	—	80,224
Purchase of marketable securities	(38,981,461)	—
Proceeds from maturities and sales of available-for-sale marketable securities	—	1,006,372

Net cash (used in) provided by investing activities	(40,615,583)	696,926
Cash flows from financing activities
Proceeds from initial public offering, net of transaction costs	114,721,518	—
Proceeds from the exercise of stock options	446,855	—
Proceeds from the exercise of warrants	1,450	—
Principal payments on capital leases	(10,524)	(9,756)
Proceeds from the issuance of convertible notes from related parties	56,500	4,900,460
Proceeds from the issuance of convertible notes	8,974,980	1,637,826
Issuance costs associated with convertible notes	(20,587)	(89,895)
Proceeds from the issuance of short-term debt	—	843,619

Net cash provided by financing activities	124,170,192	7,282,254
Net increase (decrease) in cash, cash equivalents and restricted cash	58,785,027	(4,538,534)
Net cash, cash equivalents and restricted cash at beginning of period	5,098,579	9,196,487

Net cash, cash equivalents and restricted cash at end of period	$63,883,606	$4,657,953

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$300	$1,608

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$80,905	$1,487
Deferred financing costs included in accounts payable	$—	$181,377
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1. Nature of the business and basis of presentation
NexImmune, Inc. (“Company”, “we”, “us” or “NexImmune”), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on June 7, 2011. The Company is an emerging biopharmaceutical company advancing a new generation of immunotherapies based on its proprietary Artificial Immune Modulation (AIM) technology. The AIM nanotechnology platform, originally developed at Johns Hopkins University, is the foundation for an innovative approach to immunotherapy in which the body’s own immune system is stimulated to orchestrate a targeted T cell response against a disease. Central to the AIM technology are AIM nanoparticles, which act as synthetic dendritic cells. These AIM nanoparticles can be programmed to present specific antigens and co-stimulatory
signals to specific T cells, generating an immune response that can be directed toward any foreign substance or cell type in a patient’s body. The C
o
mpany’s first t
w
o products, both for the treatment of different types of cancer, entered clinical trials in 2020.
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
In management’s opinion, the accompanying financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2021 and December 31, 2020, and our statements of operations and comprehensive income, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and statement of cash flows for the three and six month periods ended June 30, 2021 and 2020. Interim results are not necessarily indicative of results for an entire year.
Recent accounting standards and pronouncements
Recently Adopted
In August 2020, the FASB issued ASU
2020-06,
an update to ASC Topic 470, Subtopic - 20,
Debt - Debt with Conversion and Other Options, and ASC Topic 815, Subtopic - 4, Derivatives and Hedging - Contracts in Entity’s Own Equity
. ASU
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
The Company early adopted this standard effective January 1, 2021 using the modified retrospective method. Under this standard, only conversion features embedded in the debt instrument that are accounted for as derivatives in accordance with ASC 815 or under the substantial premium model in ASC 470, require separate accounting. Prior to the adoption of this standard, the Company had recorded a beneficial conversion feature as a discount to convertible notes issued. Upon adoption of this standard, the beneficial conversion feature is no longer separately accounted. As a result of applying the modified retrospective method, the Company recognized a transition adjustment of
$0.7 million recorded in accumulated deficit, a reduction of additional paid-in
capital of $2.2 million and an increase to the carrying value of the convertible notes of $1.5 million on January 1, 2021.

Not Yet Adopted
In February 2016, the FASB issued ASU
No. 2016-02,
Leases (Topic 842)
. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards, and a package of practical expedients an entity can elect to utilize to reduce the level of effort required for adoption. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. In November 2019, the FASB issued ASU
2019-10
deferring the effective date for private entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU
2020-05
which further defers the effective date for private entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company is currently reviewing its leases and other contracts to determine the impact the adoption of this guidance will have on the financial statements. The Company currently expects that the adoption of this guidance will change the way it accounts for its operating leases and will result in recording right-of-use
assets and lease liabilities in the balance sheets, and result in additional lease-related disclosures in the footnotes to the financial statements. The Company expects that it will adopt this guidance utilizing the modified retrospective approach and elect the package of practical expedients.

In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326)
, which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale
debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The standard is effective for fiscal year beginning after December 15, 2022, and interim periods beginning after December 15, 2022 and requires a modified-retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. Early adoption is permitted. Based on the composition of the Company’s investment portfolio, current market conditions and historical credit loss activity, the adoption of ASU
2016-13
is not expected to have a material impact on its financial position, results of operations or the related disclosures.
3. Cash and Cash Equivalents, Restricted cash, and Marketable Securities
The following table presents the Company’s cash and cash equivalents as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020	Recurring Fair Value Measurement
Cash and cash equivalents:

Cash	$251,862	$105,888
Money market funds	44,665,609	4,925,191	Level 1
Fixed income debt securities	18,898,635	—	Level 2
Total Cash and cash equivalent s	63,816,106	5,031,079
Restricted cash	67,500	67,500

Total cash , cash equivalents , and restricted cash	$63,883,606	$5,098,579

The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent those required as collateral on corporate credit cards.
Marketable Securities
Marketable securities consist of fixed-income debt securities with an original maturity in excess of ninety days. These investments are classified as available-for-sale
and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss.
Realized gains and losses are reported as other income (expense) within the statement of operations.
The specific identification method is used to determine the cost basis of the marketable securities sold. There were no realized gains or losses on the sale of marketable securities for the three and six month ended periods ended June 30, 2021 and 2020. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.
As of June 30, 2021, the Company’s marketable securities consisted of only fixed-income securities that mature within one year. The amortized cost of these securities amounted to $39.0 million, and the estimated fair value amounted to $39.0 million as of June 30, 2021. The gross unrealized gains and gross unrealized losses on these marketable securities were not material as of June 30, 2021. All marketable securities are measured as Level 2 investments. As of December 31, 2020, the Company did not hold any marketable se
c
urities.
4. Fair Value Measurements
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts payable, accrued expenses, convertible notes and derivative liabilities. The fair values of the cash and cash equivalents, accounts payable and accrued expenses approximated their carrying values as of June 30, 2021 and December 31, 2020 due to their short-term maturities. The Convertible Notes as discussed in Note 10 contain embedded derivative features that were
required to be bifurcated and remeasured to fair value at each reporting period while those instruments were outstanding
.

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

Level 2 -
Fair value is determined by using inputs, other than Level 1 quoted prices that are directly and indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those u
s
ed in valuation or other pricing models that can be corroborated by observable market data.

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
During the period ended June 30, 2021 and December 31, 2020 the Company did not have any transfers between levels. There were no Level 3 recurring fair value measurements as of June 30, 2021. The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis:

Balance as of December 31, 2020	$1,702,359
Fair value of derivative liabilities issued	722,518
Incremental expense related to fair value changes in derivative liabilities	(2,424,877)

Balance as of June 30, 2021	$—

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Money market funds	$44,665,609	$—	$—	$—	$—	$—
Fixed income debt securities		18,898,635	—	—	—	—
	$44,665,609	$18,898,635
Liability
Derivative liability	—	—	—	—	—	$1,702,359
	$—	$—	$—	$—	$—	$1,702,359

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
Significant changes to these assumptions would result in increases or decreases to the fair value of the derivative liability. There were no Convertible Notes issued after January 2021. Immediately before the conversion of the Convertible Notes on February 11, 2021, the derivative liability was remeasured to fair value which the Company concluded was immaterial. The derivative liability was remeasured to zero. There were no derivative instruments after February 11, 2021.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Prepaid research and development expenses	$5,946,498	$1,894,785
Prepaid maintenance agreements	230,394	144,575
Prepaid insurance	1,945,516	98,421
Prepaid other	144,580	124,929
Deferred financing costs	—	952,633
Other current assets	60,129	78,515

Total prepaid expenses and other current assets	$8,327,117	$3,293,858

6. Property and Equipment
Property and equipment consist of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Laboratory equipment	$5,047,152	$3,801,545
Computer equipment and software	389,495	305,214
Furniture and fixtures	47,877	47,877
Leasehold improvements	209,338	153,965
Assets under construction	271,103	—
	5,964,965	4,308,601
Less accumulated depreciation and amortization	(1,816,090)	(1,423,341)

Total Property and equipment, net	$4,148,875	$2,885,260

Depreciation and amortization expense was $216,168 and $149,572 for the three months ended June 30, 2021 and 2020, and $395,001 and $290,750 for the six months ended June 30, 2021 and 2020, respectively.
7. Accrued Expenses
A summary of the components of accrued expenses is as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Accrued professional fees	$207,033	$135,033
Accrued salaries, benefits and related expenses	1,896,677	1,924,405
Accrued severance	—	26,724
Accrued interest	3,491	408,315
Other accrued expenses	362,741	108,550

Total accrued expenses	$2,469,942	$2,603,027

The accrued severance relates to a former executive of the Company. The terms of the agreement provided severance pay including Cobra insurance continuation from a period ranging from 12 months.
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
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through June 30, 2021, no revenue has been recorded, therefore, no payments to MBC are due.
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
JHU was also entitled to milestone fees of $75,000 in connection with clinical trial milestones. For the first licensed product or licensed service in the therapeutic field, the Company may be required to pay JHU additional aggregate milestone fees of $1.6 million for clinical and regulatory milestone fees. The Company may be required to pay JHU reduced milestone fees for the second and third licensed products or licensed services in the therapeutic field in connection with clinical and regulatory milestones. In the diagnostic field, the Company may be required to pay JHU aggregate milestone fees of $400,000 for the first licensed product, or licensed service and reduced milestone fees for the second and third licensed products, or licensed services in connection with regulatory and commercial milestones. The Company may be required to pay JHU aggregate milestone fees of $100,000 for commercial milestones for the first licensed product or licensed service in the non-clinical
field. In the aggregate, the Company may be required to pay JHU additional milestone fees of up to $4.2 million for all clinical, regulatory and commercial milestones for all licensed products or licensed services in the therapeutic field, the diagnostic field and the non-clinical
field. The Company may also be required to pay royalties in the low to upper mid-single
digits on net sales of therapeutic products, diagnostic products and non-clinical
products. The Company is required to make minimum annual royalty payments of $100,000 to JHU under the A&R JHU License Agreement, which started in the low five figures in the first year of the agreement and increased to the low six figures in the third year and for each subsequent year of the agreement. The Company may also be required to pay JHU a low double digit percentage of any non-royalty
sublicense consideration we receive.
The Company will record a liability when su
c
h events become probable of occurring. The Company has not reached any of the milestones or transacted its first commercial sale as of June 30, 2021.
The Company must make minimum royalty payments, which began upon the fourth anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU. The Company has incurred $375,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During the three and six months ended June 30, 2021 and 2020, the Company incurred $25,000 and $50,000, respectively, related to minimum royalties owed, included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $100,000 as of June 30, 2021.
Paycheck Protection Program Loan
On April 23, 2020, the Company applied for an unsecured $843,619 loan under the Paycheck Protection Program (“PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On May 1, 2020, the PPP Loan was approved and funded. The Company entered into a promissory note of $843,619, which is recorded within other current liabilities in the accompanying balance sheet. The Company treats the PPP Loan as debt under ASC 470. The use of loan proceeds must be for payroll costs, payment of interest on covered mortgage obligations, rent and utility costs over either an eight-week or
24-week
period, at the Company’s option.
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
The PPP Loan indebtedness may be forgiven in whole or in part upon request and the Company must provide documentation in accordance with the SBA requirements and the Company must certify that the amounts requested to be forgiven qualify under those requirements. The SBA may approve or deny the Company’s loan forgiveness application, in whole or part. The amount of potential loan forgiveness may be reduced if NexImmune fails to maintain employee and salary levels during the applicable eight-week or
24-week
period following receipt of the loan proceeds. The Company submitted the PPP Loan forgiveness application in March 2021 and received full forgiveness of the $843,619 PPP Loan in July 2021.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of June 30, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings.
9. Convertible Notes
In April 2020, the Company entered into Convertible Note Purchase Agreement (“Agreement”) for the sale of up to $15,000,000 of convertible promissory notes with 6% interest rate (“Convertible Notes”). The Agreement specified an initial closing date of April 23, 2020 and allowed additional closings within 90 days of the initial closing. The Convertible Notes were scheduled to mature on April 23, 2021.

During the three months ended June 30, 2020, the Company issued convertible notes with a principal amount of $6,538,286.
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
80
%.

If the Mandatory Conversion and Optional Conversion 1 did not occur by the maturity date, the outstanding principal amount plus all accrued and unpaid interest would be converted at the option of the holder into Company’s common stock at the price per share obtained by dividing $
85
 million by the Company’s fully-diluted
capitalization (“Optional Conversion 2”).
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
The Agreement was amended in July 2020 to increase the aggregate principal amount to $50,000,000 convertible notes and to allow for additional closings within 150 days of the initial closing date. The Agreement was amended in September 2020 to allow for additional closings within 190 days of the initial closing date. In addition, the provisions of Mandatory Conversion and Optional Conversion 1 were amended to allow for conversion upon an equity financing at a price equal to the lower of (a) 80% of the price per share paid by the purchasers of such stock in such a transaction and (b) the price per share obtained by dividing
 $125,000,000 by the Company’s fully-diluted capitalization. The Company evaluated the amendments and concluded that the amendments represented a debt modification.
In October 2020, the Agreement was further amended to allow additional closings through December 31, 2020, and in January 2021 it was amended again to allow closings through January 31, 2021. In January 2021, the Company issued convertible notes with a principal amount of $9,031,480.
The Company evaluated the Convertible Notes and determined that the Mandatory Conversion feature, Optional Conversion 1 feature and Change in Control meet the definition of an embedded derivative liability that is required to be bifurcated from the host instrument and measured at fair value. The fair value of the derivative liability for the convertible notes issued in January
 2021
 was $722,518

and $75,584
for the convertible notes issued during the three and six months ended June 30, 2020.
The Company recognized debt issuance costs of

$256,212 and
a

debt discount of $1,982,594
from of the initial value of the derivative liability on Convertible Notes outstanding during the six months ended June 30, 2021.
No
amounts were recognized during the three months ended June 30, 2021 as no Convertible Notes were outstanding during the period. The Company recognized debt issuance costs of

$89,895 and a debt discount of $1,331,535,
comprising the initial value of the derivative liability of

$296,272
and the beneficial conversion feature of
$1,035,263
on Convertible Notes outstanding during the three and six months ended June 30, 2020. The debt issuance costs and debt discount are amortized over the term of the Convertible Notes using the effective interest method. Amortization expense for the three and six months ended June 30, 2021 was
$0 and
$613,770,
respectively. Amortization expense for the three and six months ended June 30, 2020 was
$140,821.
The debt issuance costs and debt discount amortization expense is included in interest expense in the accompanying statements of operations.
The interest expense at 6% of the Convertible Notes’ principal amount for the three and six months ended June 30, 2021 was $0

and $217,593, respectively
.
 The interest expense at 6% of the Convertible Notes’ principal amount for the three and six months ended June 30, 2020 was $42,364.
 The effective interest rate during the three and six months ended June 30, 2021 and 2020
was 25%
and 27
%,
respectively. The unamortized debt
issuance costs and debt discount on the

Convertible Notes as of June 30, 2020 were $78,141 and $1,202,467
, respectively and as of December 31, 2020, were
$116,636 and $2,383,986, respectively.
The Company completed an IPO on February 11, 2021, which triggered the mandatory conversion of all the outstanding Convertible Notes plus accrued interest into 3,669,010 shares of common stock (Note 10). Upon conversion of the Convertible Notes, the outstanding Convertible notes principal plus accrued interest thereon, net of unamortized debt discounts totaling $30,252,056 was reclassified to stockholders’ equity (deficit).
10. Series A Redeemable Convertible Preferred Stock and Stockholders’
Equity (Deficit)
Issuances of Common Stock
On February 11, 2021, the Company completed its IPO, pursuant to which it issued and sold 7,441,650 shares of its common stock at a public offering price of $17.00 per share, resulting in net proceeds of $114,551,315, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of the 175,137,398 outstanding shares of the Company’s Redeemable Convertible Preferred Stock automatically converted into 10,144,052 shares of common stock after giving effect to the reverse stock split, and all of the outstanding convertible debt and accrued but unpaid interest thereon of $31,272,224 converted to 3,669,010 shares of common stock. Upon completion of the offering on February 11, 2021, the Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated.
In January 2021, 145,000 warrants were exercised at an exercise price of $0.01 and 145,000 shares of Series A redeemable convertible stock were issued and then converted into common stock upon the closing of the IPO. The remaining outstanding warrants outstanding as of December 31, 2020 were exercised and settled in January 2021 with 2,896 shares of common stock issued in a cashless exercise.
11. Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”), which provides for granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 660,838. In June 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which provides for granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 1,741,770 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 1,809,143. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and reserved 2,757,556 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. There are 1,387,543 shares available for issuance under the 2021 plan.

The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board of Directors in accordance with the terms of the
2021 Plan
 Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s conti
n
ued employment.
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the period ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$648,783	$83,707	$853,114	$166,450
General and administrative expenses	834,698	256,083	1,827,811	492,302

Total stock-based compensation expense	$1,483,481	$339,790	$2,680,925	$658,752

The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding as of January 1, 2021	2,233,185	$3.52
Granted	1,369,713	17.20
Exercised	(113,801)	3.95
Cancelled	(1,699)	4.78
Forfeited	(195,031)	4.82

Outstanding as of June 30, 2021	3,292,367	$9.12	7.9	24.9

Vested or expected to vest as of June 30, 2021	3,292,367	$9.12	7.9	24.9
Exercisable as of June 30, 2021	1,718,339	$3.25	6.5	22.5
Shares unvested as of June 30, 2021	1,574,028	$15.53	9.5	2.5
The weighted average fair value of the options granted during the six months ended June 30, 2021 and 2020 was $11.68 and $4.01, respectively. The options were valued using the Black-Scholes option-pricing model for the six months ended June 30, 2021 and 2020 with the following assumptions:

	2021	2020

Expected volatility	79.5% to 81.1%	100%
Risk-free interest rate	0.6% to 1.1%	0.7% to 0.74%
Expected dividend yield	0%	0%
Expected term	5.5 to 6.0 years	5.3 to 6.0 years

The total fair value of stock options vested during the six months ended June 30, 2021 and 2020 was approximately $1.0 million, and $0.5 million, respectively. The intrinsic value of stock options exercised for the six months ended June 30, 2021 and 2020 was approximately $1.0 million and $0, respectively.
As of June 30, 2021, there was $14.7 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 2.8 years.
12. Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock. Such dividends are only payable if and when declared by the Board of Directors. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted
method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and Convertible Notes. For the three and six months ended June 30, 2021 and 2020, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options and shares of redeemable convertible preferred stock were excluded from the calculation of diluted loss per share. Under the if-converted
method, convertible instruments that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later.

Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives is added back to the numerator of the diluted net loss per share calculation if the conversion of the Convertible Notes is dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(12,182,247)	$(6,930,525)	$(20,728,798)	$(13,246,033)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	(815,816)	(377,562)	(1,631,632)

Net loss attributable to common stockholders	$(12,182,247)	$(7,746,341)	$(21,106,360)	$(14,877,665)

Basic and diluted net loss per common share	$(0.54)	$(6.17)	$(1.20)	$(11.86)
Basic and diluted weighted average common shares outstanding	22,608,866	1,254,681	17,648,551	1,254,681
The following potentially dilutive securities outstanding at June 30, 2021 and 2020 have been excluded from the computation of diluted weighted average common shares outstanding, as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Stock options	3,292,367	2,240,118	3,292,367	2,240,118
Redeemable convertible preferred stock	—	10,135,735	2,353,887	10,135,735
Convertible debt	—	477,467	1,024,736	237,414
Warrants	—	14,480	304	14,480

Total	3,292,367	12,867,800	6,671,294	12,627,747
Shares of redeemable convertible preferred stock also participate in dividends with shares of common stock (if and when declared) and therefore are deemed participating securities. The holders of redeemable convertible preferred stock do not contractually share in losses and therefore no additional net loss per share has been disclosed under the two-class
method.
13. Income Taxes
The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2021 and 2020
. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not
to be realized at June 30, 2021 and December 31, 2021. The effective tax rate for the three and six months ended June 30, 2021 and 2020 is 0%.
The Company has not recorded any accruals related to uncertain tax positions as of June 30, 2021 and December 31, 2020.
Income tax returns are filed in federal and state jurisdictions and generally subject to a three-year statute of limitations. The years that are subject to examination by tax authorities are tax years 2017 through 2020, although tax years dating back to 2015 remain open to the tax attribute amounts carried forward for future use.
14. Employee Benefit Plan
The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). The plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute a matching contribution at its discretion. During the three and six months ended June 30, 2021, the Company made contributions of $89,737 and $129,970, respectively, to the plan. During the three and six months ended June 30, 2020, the Company made contributions of
$55,733
, and
$88,482
,
respectively, to the plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form
10-Q
and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on February 11, 2021 (“Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form
10-Q,
including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form
10-Q,
our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. As of June 30, 2021, we had an accumulated deficit of $97.6 million. Our operating losses may fluctuate significantly from quarter-to-quarter
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

As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $102.8 million.
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
Interest Income
Interest income consists of interest earned on our cash equivalents and marketable securities during the period.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	For the three months ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses
Research and development	$8,125	$4,209	$3,916
General and administrative	4,038	2,566	1,472

Total operating expenses	12,163	6,775	5,388

Loss from operations	(12,163)	(6,775)	(5,388)

Other (expense) income:
Interest income	7	1	6
Interest expense	—	(184)	184
Other (expense) income	(26)	27	(53)

Other (expense) income	(19)	(156)	137

Net loss	$(12,182)	$(6,931)	$(5,251)

Research and Development Expenses.
Research and development expenses were $8.1 million and $4.2 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $3.9 million was due primarily to increases of $2.0 million for research and clinical trial expenses, increases to salary and benefits of $0.6 million resulting from increased headcount, $0.6 million in stock compensation expense, and $0.5 million in consulting fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses.
General and administrative expenses were $4.0 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $1.5 million was due primarily to increases of $0.6 million in salary and benefits resulting from increased headcount, $0.6 million in stock compensation expense, and an increase of $0.5 million in professional fees and Directors and Officers insurance as a result of operating as public company, offset by a reduction of $0.2 million in legal and consulting fees.

Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	For the six months ended June 30
	2021	2020	Change
	(in thousands)
Operating expenses
Research and development	$14,138	$8,481	$5,657
General and administrative	8,095	4,654	3,441

Total operating expenses	22,233	13,135	9,098

Loss from operations	(22,233)	(13,135)	(9,098)

Other income (expense):
Interest income	10	20	(10)
Interest expense	(904)	(185)	(719)
Change in fair value of derivative liability	2,425	—	2,425
Other (expense) income	(27)	54	(81)

Other income (expense)	1,504	(111)	1,615

Net loss	$(20,729)	$(13,246)	$(7,483)

Research and Development Expenses.
Research and development expenses were $14.1 million and $8.5 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $5.7 million was due primarily to increases of $3.2 million for research and clinical trial expenses, increases to salary and benefits of $1.1 million resulting from increased headcount, $0.7 million in stock compensation expense, and $0.7 million in consulting fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses.
General and administrative expenses were $8.1 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $3.4 million was due primarily to increases of $1.3 million in stock compensation expense, an increase in insurance of $1.1 million for Directors and Officers insurance, an increase of $0.5 million in profession fees, and an increase to salary and benefits of $0.3 million from increased headcount.
Interest Expense.
Interest expense was $0.9 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase is due to the issuance of convertible debt during the period from April 2020 into January 2021. The convertible notes were converted into shares of common stock upon the completion of the IPO in February 2021.
Change in Fair Value of Derivative Liability.
The change in fair value of derivative liability was $2.5 million and $0 for the six months ended June 30, 2021 and 2020, respectively. The increase reflected the remeasurement of the derivative liability immediately before the conversion of the convertible notes into shares of common stock upon the completion of the IPO in February 2021. Following the IPO there are no derivative instruments.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $102.8 million.
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
Paycheck Protection Program Loan
On April 23, 2020, we entered into an unsecured loan agreement with JPMorgan Chase Bank, or Chase, under the terms of which Chase loaned us $843,619, or the PPP Loan, pursuant to the Paycheck Protection Program, or PPP, under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. In accordance with the requirements of the CARES Act, we have used the proceeds primarily for payroll costs and other eligible expenses. The PPP Loan has a maturity date of April 23, 2022 and accrues interest at an annual rate of 0.98%. Interest and principal payments are deferred for the first six months of the loan. Thereafter, monthly interest and principal payments are due until the loan is fully satisfied. The promissory note evidencing the PPP Loan contains customary events of default resulting from, among other things, default in the payments. The use of loan proceeds must be for payroll costs, payment of interest on covered mortgage obligations, rent and utility costs over either an eight-week or
24-week
period, at our option, following our receipt of the loan proceeds. We elected to use the proceeds over a
24-week
period. We treat the PPP loan as debt under ASC 470, Debt. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. We submitted the PPP Loan forgiveness application in March 2021. The Company submitted the PPP Loan forgiveness application in March 2021 and received full forgiveness from the $843,619 loan under the PPP in July 2021.
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
Cash Flows
The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2021 and 2020:

	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24.8)	$(12.5)
Investing activities	(40.6)	0.7
Financing activities	124.2	7.3

Net increase (decrease) in cash, cash equivalents and restricted cash	$58.8	$(4.5)

Operating Activities
Net cash used in operating activities was $24.8 million and $12.1 million for the six months ended June 30, 2021 and 2020, respectively. The net cash used in operating activities for the six months ended June 30, 2021 and 2020 was primarily due to our net loss of $20.8 million, resulting from R&D expenses of $14.1 million as we ramp up our clinical program plus $6.0 million in prepaid R&D and insurance and $8.1 million of administrative expenses for public company expenses, salary and related expenses and professional fees.
The net cash used in operating activities for the six months ended June 30, 2020 was primarily due to our net loss of $ 13.2 million, consisting of $8.5 million for R&D expenses primarily in pre-clinical
research expenses and manufacturing as we prepared for our clinical program, and $4.7 million in administrative expenses for salary and related expenses and professional fees.
Investing Activities
Net cash used in investing activities was $40.6 million for the six months ended June 30, 2021 resulting from purchases of marketable securities and property and equipment. Net cash provided by investing activities of $0.7 million for the six months ended June 30, 2020 was primarily due to maturities of available-for-sale
marketable securities of $1.0 million, partially offset by the purchase of property and equipment for $0.4 million.

Financing Activities
Net cash provided by financing activities was $124.2 million for the six months ended June 30, 2021 primarily due to the net proceeds of $114.7 million from the IPO and $9.0 million from the issuance of convertible debt. Net cash provided by financing activities was $7.3 million for the six months ended June 30, 2020 primarily due to the net proceeds of $6.4 million from issuance of convertible debt and $0.8 million in short-term debt.
Funding Requirements
We believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash requirements through third quarter of 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of NEXI-001 and NEXI-002 and any other future product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the cost of manufacturing NEXI-001 and NEXI-002 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;

•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;

•	the emergence of competing therapies and other adverse market developments;

•	the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreement;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the extent to which we in-license or acquire other products and technologies; and

•	the costs of operating as a public company.
Until such time, if ever, as we can generate substantial product revenues to support our capital requirements, we expect to finance our cash needs through cash and cash equivalents and marketable securities on hand and a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may need to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings as and when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
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

While our significant accounting policies are described in more detail in Note 3, “Summary of significant accounting policies”, and in our Form
10-K
for the year ended December 31, 2020, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.
Stock-Based Compensation Expense
Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 3, “Summary of significant accounting policies” for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three and six months ended June 30, 2021 and 2020.
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
Option Pricing Method, or OPM
. Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The values of the preferred and common stock are inferred by analyzing these options.

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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
PART II - OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the six months ended June 30, 2021 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
During the period between January 1, 2021 and June 30, 2021, we issued to certain of our employees, consultants and directors, options to purchase an aggregate of 1,369,713 shares of our common stock at a weighted-average exercise price of $17.20 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. We filed a registration statement on Form
S-8
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
We have invested the net proceeds from the IPO in cash equivalents and available-for-sale marketable securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 16, 2021.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Form of Sixth Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on February 18, 2021)

3.2	Restated Bylaws of NexImmune, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on February 18, 2021)

10.1	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.2.1	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.2.2	Form of Stock Option Agreement under the 2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.3.1	2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.3.2	Form of Stock Option Agreement under the 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.4.1	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.4.2	Form of Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.5	Employment Agreement, by and between the Registrant and Scott Carmer, dated February 3, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.6	Employment Agreement, by and between the Registrant and John Trainer, dated January 6, 2020 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.7	Employment Agreement, by and between the Registrant and Jerome Zeldis, M.D., Ph.D., dated January 4, 2021 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.8	Employment Agreement, by and between the Registrant and Kristi Jones, dated February 27, 2017 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.9	Employment Agreement, by and between the Registrant and Robert Knight, M.D., dated January 6, 2021 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.10	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40045) filed with the SEC on May 17, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 9, 2021	By:	/s/ John Trainer
John Trainer, M.B.A.
Chief Financial Officer

Date: August 9, 2021	By:	/s/ Scott Carmer
Scott Carmer
President and Chief Executive Officer