Form 10-Q
period 2021-09-30
NexImmune, Inc.
filed 2021-11-12
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-40045
______________________
NEXIMMUNE, INC.
(Exact Name of Registrant as Specified in its Charter)
______________________

Delaware		42-2518457
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

9119 Gaither Road
Gaithersburg,	MD	20877
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (301) 825-9810
______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2021, the registrant had 22,711,247 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to obtain and maintain regulatory approval of NEXI-001 and NEXI-002 and/or our other product candidates;
•our ability to successfully commercialize and market NEXI-001 and NEXI-002 and/or our other product candidates, if approved;
•our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
•the potential market size, opportunity and growth potential for NEXI-001 and NEXI-002 and/or our other product candidates, if approved;
•our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize NEXI-001 and NEXI-002 and/or our other product candidates, if approved;
•our ability to obtain funding for our operations;
•the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•the timing of anticipated regulatory filings;
•the timing of availability of data from our clinical trials;
•the impact of the ongoing COVID-19 pandemic and our response to it;
•the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•our ability to advance product candidates into, and successfully complete, clinical trials;
•our ability to recruit and enroll suitable patients in our clinical trials;
•the timing or likelihood of the accomplishment of various scientific, clinical, regulatory and other product development objectives;
•the pricing and reimbursement of our product candidates, if approved;
•the rate and degree of market acceptance of our product candidates, if approved;
•the implementation of our business model and strategic plans for our business, product candidates and technology;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•developments relating to our competitors and our industry;
•the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
•the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements; and
•our financial performance.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEXIMMUNE, INC.
BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,256,427	$5,031,079
Marketable securities	55,986,355	—
Restricted cash	67,500	67,500
Prepaid expenses and other current assets	5,416,575	3,293,858
Total current assets	98,726,857	8,392,437
Property and equipment, net	4,287,254	2,885,260
Other non-current assets	1,527,596	23,373
Total assets	$104,541,707	$11,301,070
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,501,098	$2,760,129
Accrued expenses	3,931,449	2,603,027
Derivative liability	—	1,702,359
Other current liabilities	—	843,619
Convertible notes issued to related parties	—	7,324,267
Convertible notes	—	11,793,397
Total current liabilities	7,432,547	27,026,798
Deferred rent, net of current portion	—	23,529
Other non-current liabilities	—	4,935
Total liabilities	7,432,547	27,055,262
Commitments and contingencies
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of September 30, 2021 and 121,735,303 shares authorized, issued and outstanding as of December 31, 2020. Liquidation value of $42,314,789 as of December 31, 2020.	—	35,047,435
Series A-2 Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of September 30, 2021 and 28,384,899 shares authorized, 22,047,361 shares issued and outstanding as of December 31, 2020. Liquidation value of $8,683,746 as of December 31, 2020.	—	7,685,865
Series A-3 Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of September 30, 2021 and 34,061,879 shares authorized, 31,209,734 shares issued and outstanding as of December 31, 2020. Liquidation value of $11,699,176 as of December 31, 2020.	—	10,887,449
Total redeemable convertible preferred stock	—	53,620,749
Stockholders’ equity (deficit)
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 22,711,247 issued and outstanding as of September 30, 2021 and 1,256,609 shares issued and outstanding as of December 31, 2020.	2,271	126
Additional paid-in-capital	209,324,044	8,206,938
Accumulated other comprehensive income	702	—
Accumulated deficit	(112,217,857)	(77,582,005)
Total stockholders’ equity (deficit)	97,109,160	(69,374,941)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$104,541,707	$11,301,070
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	11,331,189	4,913,055	25,468,770	13,394,483
General and administrative	4,159,196	2,752,251	12,254,838	7,406,054
Total operating expenses	15,490,385	7,665,306	37,723,608	20,800,537
Loss from operations	(15,490,385)	(7,665,306)	(37,723,608)	(20,800,537)
Other income (expense):
Interest income	19,855	812	30,319	20,680
Change in fair value of derivative liability	—	(397,244)	2,424,877	(397,244)
Gain on extinguishment of debt	843,619	—	843,619	—
Interest expense	(1,106)	(559,325)	(905,326)	(743,996)
Other (expense) income	(19,095)	12,328	(45,791)	66,329
Other income (expense)	843,273	(943,429)	2,347,698	(1,054,231)
Net loss	$(14,647,112)	$(8,608,735)	$(35,375,910)	$(21,854,768)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	(824,781)	(377,562)	(2,456,413)
Net loss attributable to common stockholders	$(14,647,112)	$(9,433,516)	$(35,753,472)	$(24,311,181)
Basic and diluted net loss attributable to common stockholders per common share	$(0.65)	$(7.52)	$(1.85)	$(19.38)
Basic and diluted weighted-average number of common shares outstanding	22,653,410	1,254,808	19,335,170	1,254,724

STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(14,647,112)	$(8,608,735)	$(35,375,910)	$(21,854,768)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	3,619	—	702	(506)
Comprehensive loss	$(14,643,493)	$(8,608,735)	$(35,375,208)	$(21,855,274)
The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended September 30, 2021 and 2020 (unaudited)

	Redeemable Convertible Preferred Stock						Stockholders’ Deficit
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2021	—	$—	—	$—	—	$—	22,628,007	$2,263	$207,480,819	$(97,570,745)	$(2,917)	$109,909,420
Exercise of stock options	—	—	—	—	—	—	83,240	8	214,794	—	—	214,802
Stock-based compensation	—	—	—	—	—	—	—	—	1,628,431	—	—	1,628,431
Change in unrealized gain on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	3,619	3,619
Net loss	—	—	—	—	—	—	—	—	—	(14,647,112)	—	(14,647,112)
Balance at September 30, 2021	—	$—	—	$—	—	$—	22,711,247	$2,271	$209,324,044	$(112,217,857)	$702	$97,109,160
Balance at July 1, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,254,681	$126	$6,399,823	$(60,962,041)	$—	$(54,562,092)
Exercise of stock options	—	—	—	—	—	—	271	—	838	—	—	838
Stock-based compensation	—	—	—	—	—	—	—	—	284,458	—	—	284,458
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	30,369	—	—	30,369
Net loss	—	—	—	—	—	—	—	—	—	(8,608,735)	—	(8,608,735)
Balance at September 30, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,254,952	$126	$6,715,488	$(69,570,776)	—	$(62,855,162)

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

	Redeemable Convertible Preferred Stock						Stockholders’ Deficit
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,256,609	$126	$8,206,938	$(77,582,005)	—	$(69,374,941)
Cumulative effect of adoption of accounting standard	—	—	—	—	—	—	—	—	(2,277,332)	740,058	—	(1,537,274)
Issuance of Series A redeemable preferred stock upon exercise of warrants	145,000	1,450	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(121,880,303)	(35,048,885)	(22,047,361)	(7,685,865)	(31,209,734)	(10,887,449)	10,144,041	1,014	53,621,185	—	—	53,622,199
Conversion of convertible debt into common stock	—	—	—	—	—	—	3,669,010	367	30,251,689	—	—	30,252,056
Issuance of common stock in connection with the initial public offering. net of transaction costs	—	—	—	—	—	—	7,441,650	744	114,550,571	—	—	114,551,315
Exercise of stock options	—	—	—	—	—	—	197,041	20	661,637	—	—	661,657
Exercise of warrants	—	—	—	—	—	—	2,896	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,309,356	—	—	4,309,356
Change in unrealized gain on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	702	702
Net loss	—	—	—	—	—	—	—	—	—	(35,375,910)	—	(35,375,910)
Balance at September 30, 2021	—	$—	—	$—	—	$—	22,711,247	$2,271	$209,324,044	$(112,217,857)	$702	$97,109,160
Balance at January 1, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,254,681	$126	$4,705,808	$(47,716,008)	$506	$(43,009,568)
Exercise of stock options	—	—	—	—	—	—	271	—	838	—	—	838
Stock-based compensation	—	—	—	—	—	—	—	—	943,210	—	—	943,210
Change in unrealized gains on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(506)	(506)
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	1,065,632	—	—	1,065,632
Net loss	—	—	—	—	—	—	—	—	—	(21,854,768)	—	(21,854,768)
Balance at September 30, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,254,952	$126	$6,715,488	$(69,570,776)	—	$(62,855,162)

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(35,375,910)	$(21,854,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	627,043	448,108
Loss on asset disposal	7,877	(152)
Stock-based compensation	4,309,356	943,210
Non-cash interest expense	903,919	555,449
Change in fair value of derivative liability	(2,424,877)	397,244
Gain on extinguishment of debt	(843,619)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,549,572)	(909,163)
Accounts payable	1,522,406	817,769
Accrued expenses, deferred rent and other	1,476,699	389,388
Net cash used in operating activities	(34,346,678)	(19,212,915)
Cash flows from investing activities
Purchase of property and equipment	(1,834,709)	(638,857)
Proceeds from disposal of equipment	464	550
Collections on employee advances	—	80,224
Purchase of marketable securities	(55,976,987)	—
Proceeds from maturities and sales of available-for-sale marketable securities	—	1,006,371
Net cash (used in) provided by investing activities	(57,811,232)	448,288
Cash flows from financing activities
Proceeds from initial public offering, net of transaction costs	114,721,518	—
Proceeds from the exercise of stock options	661,657	838
Proceeds from the exercise of warrants	1,450	—
Principal payments on capital leases	(12,260)	(14,773)
Proceeds from the issuance of convertible notes from related parties	56,500	2,900,460
Proceeds from the issuance of convertible notes	8,974,980	8,017,826
Issuance costs associated with convertible notes	(20,587)	(132,017)
Proceeds from the issuance of short-term debt	—	843,619
Net cash provided by financing activities	124,383,258	11,615,953
Net increase (decrease) in cash, cash equivalents and restricted cash	32,225,348	(7,148,674)
Net cash, cash equivalents and restricted cash at beginning of period	5,098,579	9,196,487
Net cash, cash equivalents and restricted cash at end of period	$37,323,927	$2,047,813
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$457	$1,871
Supplemental disclosure of noncash investing and financing activities:
Gain on extinguishment of debt from PPP loan forgiveness	$843,619	$—
Property and equipment purchases included in accounts payable and accrued expenses	$272,844	$112,417
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.Nature of the business
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
2.Basis of Presentation
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
In management’s opinion, the accompanying financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2021 and December 31, 2020, and our statements of operations and comprehensive income, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and statement of cash flows for the three and nine month periods ended September 30, 2021 and 2020. Interim results are not necessarily indicative of results for an entire year.
Recent accounting standards and pronouncements
Recently Adopted
In August 2020, the FASB issued ASU 2020-06, an update to ASC Topic 470, Subtopic - 20, Debt - Debt with Conversion and Other Options, and ASC Topic 815, Subtopic - 4, Derivatives and Hedging - Contracts in Entity’s Own Equity. ASU 2020-06 simplifies the guidance for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity by reducing the number of accounting models for convertible instruments and amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2021, with early adoption permitted for fiscal years that begin after December 15, 2020. The Company early adopted this standard effective January 1, 2021 using the modified retrospective method. Under this standard, only conversion features embedded in the debt instrument that are accounted for as derivatives in accordance with ASC 815 or under the substantial premium model in ASC 470, require separate accounting. Prior to the adoption of this standard, the Company had recorded a beneficial conversion feature as a discount to convertible notes issued. Upon adoption of this standard, the beneficial conversion feature is no longer separately accounted. As a result of applying the modified retrospective method, the Company recognized a transition adjustment of $0.7 million recorded in accumulated deficit, a reduction of additional paid-in capital of $2.2 million and an increase to the carrying value of the convertible notes of $1.5 million on January 1, 2021.
Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The guidance amends the existing accounting standards for lease accounting, including requirements for lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expanding disclosure requirements regarding leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting ASC 842 in which entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted.. The Company currently expects to utilize this transition option whereby financial information for prior periods presented before the ASC 842 effective date will not be updated. In November 2019, the FASB issued ASU 2019-10 deferring the effective date for private entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05 which further defers the effective date for private entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022.

The Company will adopt the new leasing guidance on January 1, 2022 and is currently evaluating the effect ASC 842 will have on its financial statements and related disclosures. ASC 842 provides a number of optional practical expedients in transition. The Company expects to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard.
The Company currently expects the recognition of lease liabilities and right-of-use assets to impact its consolidated balance sheet and lease-related disclosures in the footnotes to the financial statements. The Company does not currently expect ASC 842 to have a material impact to its statements of operations or cash flows.
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
3.Cash and Cash Equivalents, Restricted cash, and Marketable Securities
The following table presents the Company’s cash and cash equivalents and restricted cash as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	Recurring Fair Value Measurement
Cash and cash equivalents:
Cash	$307,646	$105,888
Money market funds	21,950,061	4,925,191	Level 1
Fixed income debt securities	14,998,720	—	Level 2
Total Cash and cash equivalents	37,256,427	5,031,079
Restricted cash	67,500	67,500
Total cash, cash equivalents, and restricted cash	$37,323,927	$5,098,579
The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent those required as collateral on corporate credit cards.
Marketable Securities
Marketable securities consist of fixed-income debt securities with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. Realized gains and losses are reported as other income (expense) within the statement of operations. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no realized gains or losses on the sale of marketable securities for the three and nine month ended periods ended September 30, 2021 and 2020. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.
As of September 30, 2021, the Company’s marketable securities consisted of only fixed-income securities that mature within one year. The amortized cost of these securities amounted to $56.0 million, and the estimated fair value amounted to $56.0 million as of September 30, 2021. The gross unrealized gains and gross unrealized losses on these marketable securities were not material as of September 30, 2021. All marketable securities are measured as Level 2 investments. As of December 31, 2020, the Company did not hold any marketable securities.
4.Fair Value Measurements
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts payable, accrued expenses, convertible notes and derivative liabilities. The fair values of the cash and cash equivalents, accounts payable and accrued expenses approximated their carrying values as of September 30, 2021 and December 31, 2020 due to their short-term maturities. The Convertible Notes as discussed in Note 10 contain embedded derivative features that were required to be bifurcated and remeasured to fair value at each reporting period while those instruments were outstanding.
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
Level 1 -Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.
Level 2 -Fair value is determined by using inputs, other than Level 1 quoted prices that are directly and indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models that can be corroborated by observable market data.
Level 3 -Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant judgments to be made by a reporting entity.
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
The Company’s derivative liability related to certain features embedded within the Company’s Convertible Notes as discussed in Note 10. The derivative was accounted for as a liability and remeasured to fair value as of each balance sheet date until the Convertible Notes were converted into shares of common stock upon the Company’s completion of the Initial Public Offering (“IPO”) on February 11, 2021. The related remeasurement adjustments are recognized in the accompanying statements of operations.
During the period ended September 30, 2021 and December 31, 2020 the Company did not have any transfers between levels. There were no Level 3 recurring fair value measurements as of September 30, 2021. The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis:

Balance as of December 31, 2020	$1,702,359
Fair value of derivative liabilities issued	722,518
Incremental expense related to fair value changes in derivative liabilities	(2,424,877)
Balance as of September 30, 2021	$—

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$21,950,061	$—	$—	$—	$—	$—
Fixed income debt securities	—	70,985,075	—	—	—	—
	$21,950,061	$70,985,075	$—	$—	$—	$—
Liability
Derivative liability	—	—	—	—	—	$1,702,359
	$—	$—	$—	$—	$—	$1,702,359
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
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Prepaid research and development expenses	$3,774,527	$1,894,785
Prepaid maintenance agreements	184,910	144,575
Prepaid insurance	1,223,944	98,421
Prepaid other	201,715	124,929
Deferred financing costs	—	952,633
Other current assets	31,479	78,515
Total prepaid expenses and other current assets	$5,416,575	$3,293,858

6.Property and Equipment
Property and equipment consist of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Laboratory equipment	$5,615,829	$3,801,545
Computer equipment and software	456,063	305,214
Furniture and fixtures	47,877	47,877
Leasehold improvements	214,373	153,965
	6,334,142	4,308,601
Less accumulated depreciation and amortization	(2,046,888)	(1,423,341)
Total Property and equipment, net	$4,287,254	$2,885,260
Depreciation and amortization expense was $240,708 and $157,359 for the three months ended September 30, 2021 and 2020, and $635,709 and $448,109 for the nine months ended September 30, 2021 and 2020, respectively. Laboratory equipment includes $0.5 million in equipment received but not yet placed into service.
7.Accrued Expenses
A summary of the components of accrued expenses is as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued research and development costs	$1,189,543	$—
Accrued professional fees	385,874	135,033
Accrued salaries, benefits and related expenses	2,298,245	1,924,405
Accrued severance	—	26,724
Accrued interest	—	408,315
Other accrued expenses	57,787	108,550
Total accrued expenses	$3,931,449	$2,603,027
8.Commitments and Contingencies
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
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through September 30, 2021, no revenue has been recorded, therefore, no payments to MBC are due.
Johns Hopkins University Exclusive License Agreement
The Company entered into an Exclusive License Agreement with Johns Hopkins University (“JHU”) effective June 2011, which was amended and restated in January 2017, referred to as the A&R JHU License Agreement, under which there are license fees, royalties, and milestone payments. As part of the agreement, the Company acquired a perpetual, exclusive license
1

from JHU covering its invention related to Antigen Specific T cells. In consideration for the Exclusive License Agreement, the Company made an upfront payment of $155,000 and issued 26,918 shares of Common Stock.
JHU was also entitled to milestone fees of $75,000 in connection with clinical trial milestones. For the first licensed product or licensed service in the therapeutic field, the Company may be required to pay JHU additional aggregate milestone fees of $1.6 million for clinical and regulatory milestone fees. The Company may be required to pay JHU reduced milestone fees for the second and third licensed products or licensed services in the therapeutic field in connection with clinical and regulatory milestones. In the diagnostic field, the Company may be required to pay JHU aggregate milestone fees of $400,000 for the first licensed product, or licensed service and reduced milestone fees for the second and third licensed products, or licensed services in connection with regulatory and commercial milestones. The Company may be required to pay JHU aggregate milestone fees of $100,000 for commercial milestones for the first licensed product or licensed service in the non-clinical field. In the aggregate, the Company may be required to pay JHU additional milestone fees of up to $4.2 million for all clinical, regulatory and commercial milestones for all licensed products or licensed services in the therapeutic field, the diagnostic field and the non-clinical field. The Company may also be required to pay royalties in the low to upper mid-single digits on net sales of therapeutic products, diagnostic products and non-clinical products. The Company is required to make minimum annual royalty payments of $100,000 to JHU for the remainder of the term of under the A&R JHU License Agreement; the amount of the minimum annual royalty payment started in the low five figures in the first year of the agreement and increased to $100,000 in the third year of the agreement. The Company may also be required to pay JHU a low double digit percentage of any non-royalty sublicense consideration we receive.
The Company has incurred $400,000 in cumulative minimum royalties from inception, which royalties offset future royalties per above owed to JHU. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the A&R JHU License Agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During the three and nine months ended September 30, 2021 and 2020, the Company incurred $25,000 and $75,000, respectively, related to minimum royalties owed, included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $25,000 as of September 30, 2021.
The Company will record a liability when such events become probable of occurring. The Company has not reached any of the milestones or transacted its first commercial sale as of September 30, 2021.
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
The PPP Loan had a maturity date of April 23, 2022 and accrued interest at an annual rate of 0.98%. Interest and principal payments were deferred for the first six months of the loan. Thereafter, monthly interest and principal payments were due until the loan is fully satisfied. The promissory note evidencing the PPP Loan contained customary events of default resulting from, among other things, default in the payments.
The PPP Loan indebtedness may be forgiven in whole or in part upon request and the Company must provide documentation in accordance with the SBA requirements and the Company must certify that the amounts requested to be forgiven qualify under those requirements. The SBA may approve or deny the Company’s loan forgiveness application, in whole or part. The amount of potential loan forgiveness may be reduced if the Company fails to maintain employee and salary levels during the applicable eight-week or 24-week period following receipt of the loan proceeds. The Company submitted the PPP Loan forgiveness application in March 2021 and received full forgiveness of the $843,619 PPP Loan in July 2021. The Company recognized the $843,619 forgiveness as a gain on extinguishment of debt for the three and nine months ended September 30, 2021.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of September 30, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings.
9.Convertible Notes
In April 2020, the Company entered into Convertible Note Purchase Agreement (“Agreement”) for the sale of up to $15,000,000 of convertible promissory notes with 6% interest rate (“Convertible Notes”). The Agreement specified an initial closing date of April 23, 2020 and allowed additional closings within 90 days of the initial closing. The Convertible Notes were scheduled to mature on April 23, 2021. During the three and nine months ended September 30, 2020, the Company issued convertible notes with a principal amount of $4,380,000 and $10,918,286, respectively.
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
The Company evaluated the Convertible Notes and determined that the Mandatory Conversion feature, Optional Conversion 1 feature and Change in Control meet the definition of an embedded derivative liability that is required to be bifurcated from the host instrument and measured at fair value. The fair value of the derivative liability for the convertible notes issued in January 2021 was $722,518 and $803,908 and $879,492 for the convertible notes issued during the three and nine months ended September 30, 2020, respectively.
The Company recognized debt issuance costs of $256,212 and a debt discount of $1,982,594 from of the initial value of the derivative liability on Convertible Notes outstanding during the nine months ended September 30, 2021. No amounts were recognized during the three months ended September 30, 2021 as no Convertible Notes were outstanding during the period. The Company recognized debt issuance costs of $93,998 and a debt discount of $185,976, comprising the additional value of the derivative liability discount of $185,976 and the beneficial conversion feature of $0 on Convertible Notes outstanding during the three months ended September 30, 2020. The Company recognized debt issuance costs of $183,892 and a debt discount of $1,547,880, comprising the total value of the derivative liability discount of $482,248 and the beneficial conversion feature of $1,065,632 on Convertible Notes outstanding during the nine months ended September 30, 2020.

The debt issuance costs and debt discount are amortized over the term of the Convertible Notes using the effective interest method. Amortization expense for the three and nine months ended September 30, 2021 was $0 and $613,770, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $414,622 and $555,450, respectively. The debt issuance costs and debt discount amortization expense is included in interest expense in the accompanying statements of operations.
The interest expense at 6% of the Convertible Notes’ principal amount for the three and nine months ended September 30, 2021 was $0 and $217,593, respectively. The interest expense at 6% of the Convertible Notes’ principal amount for the three and nine months ended September 30, 2020 was $140,818 and $183,182, respectively. The effective interest rate during the three and nine months ended September 30, 2021 and 2020 was 25% and 27% respectively. The unamortized debt issuance costs and debt discount on the Convertible Notes as of September 30, 2020 were $134,238 and $1,042,090, respectively and as of December 31, 2020, were $116,636 and $2,383,986, respectively.
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
10.Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
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
11.Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”), which provides for granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 660,838. In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which provides for granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 1,741,770 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 1,809,143. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and reserved 2,757,556 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. There are 1,256,043 shares available for issuance under the 2021 plan.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board of Directors in accordance with the terms of the 2021 Plan Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment.
17

Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the period ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$719,768	$62,383	$1,572,882	$228,833
General and administrative expenses	908,662	222,075	2,736,474	714,377
Total stock-based compensation expense	$1,628,430	$284,458	$4,309,356	$943,210
The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding as of January 1, 2021	2,233,185	$3.52
Granted	1,503,013	16.78
Exercised	(197,041)	3.37
Cancelled	(1,699)	4.78
Forfeited	(196,831)	4.94
Outstanding as of September 30, 2021	3,340,627	$9.41	7.9	22.0
Vested or expected to vest as of September 30, 2021	3,340,627	$9.41	7.9	22.0
Exercisable as of September 30, 2021	1,672,745	$3.35	6.5	19.8
Shares unvested as of September 30, 2021	1,667,862	$15.49	9.3	2.2
The weighted average fair value of the options granted during the nine months ended September 30, 2021 and 2020 was $11.40 and $4.01, respectively. The options were valued using the Black-Scholes option-pricing model for the nine months ended September 30, 2021 and 2020 with the following assumptions:

	2021	2020
Expected volatility	79.5% to 81.1%	100%
Risk-free interest rate	0.6% to 1.1%	0.7% to 0.74%
Expected dividend yield	0%	0%
Expected term	5.5 to 6.0 years	5.3 to 6.0 years
The total fair value of stock options vested during the nine months ended September 30, 2021 and 2020 was approximately $1.2 million, and $0.7 million, respectively. The intrinsic value of stock options exercised for the nine months ended September 30, 2021 and 2020 was approximately $2.0 million and $0, respectively.
As of September 30, 2021, there was $14.2 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 2.7 years.
12.Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock. Such dividends are only payable if and when declared by the Board of Directors. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and Convertible Notes. For the three and nine months ended September 30, 2021 and 2020, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options and shares of redeemable convertible preferred stock were excluded from the calculation of diluted loss per share. Under the if-converted method, convertible instruments that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later.
Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives is added back to the numerator of the diluted net loss per share calculation if the conversion of the Convertible Notes is dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(14,647,112)	$(8,608,735)	$(35,375,910)	$(21,854,768)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	(824,781)	(377,562)	(2,456,413)
Net loss attributable to common stockholders	$(14,647,112)	$(9,433,516)	$(35,753,472)	$(24,311,181)
Basic and diluted net loss per common share	$(0.65)	$(7.52)	$(1.85)	$(19.38)
Basic and diluted weighted average common shares outstanding	22,653,410	1,254,808	19,335,170	1,254,724
The following potentially dilutive securities outstanding at September 30, 2021 and 2020 have been excluded from the computation of diluted weighted average common shares outstanding, as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	3,340,627	2,237,420	3,340,627	2,237,420
Redeemable convertible preferred stock	—	10,135,735	1,560,635	10,135,735
Convertible debt	—	1,542,484	679,404	674,746
Warrants	—	14,480	201	14,480
Total	3,340,627	13,930,119	5,580,867	13,062,381
Shares of redeemable convertible preferred stock also participate in dividends with shares of common stock (if and when declared) and therefore are deemed participating securities. The holders of redeemable convertible preferred stock do not contractually share in losses and therefore no additional net loss per share has been disclosed under the two-class method.
13.Income Taxes
The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2021 and 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not to be realized at September 30, 2021 and December 31, 2021. The effective tax rate for the three and nine months ended September 30, 2021 and 2020 is 0%.
The Company has not recorded any accruals related to uncertain tax positions as of September 30, 2021 and December 31, 2020. Income tax returns are filed in federal and state jurisdictions and generally subject to a three-year statute of limitations. The years that are subject to examination by tax authorities are tax years 2017 through 2020, although tax years dating back to 2015 remain open to the tax attribute amounts carried forward for future use.
14.Employee Benefit Plan
The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). The plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute a matching contribution at its discretion. During the three and nine months ended September 30, 2021, the Company made contributions of $54,506 and $184,476, respectively, to the plan. During the three and nine months ended September 30, 2020, the Company made contributions of $37,071, and $125,553, respectively, to the plan.

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
We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. As of September 30, 2021, we had an accumulated deficit of $112.2 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.
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
20

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
As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $93.2 million.
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
Research and development expenses include:
•salaries, payroll taxes, employee benefits and stock-based compensation charges for those individuals involved in research and development efforts;
•external research and development expenses incurred under agreements with contract research organizations, or CROs, and consultants to conduct our preclinical, toxicology and other preclinical studies;
•laboratory supplies;
•costs related to manufacturing product candidates, including fees paid to third-party manufacturers and raw material suppliers;
•license fees and research funding; and
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment and other supplies.
Clinical trial and preclinical study costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators and other third-party service providers to assist us with the execution of our clinical trials. We also expect to incur additional expenses related to milestone and royalty payments payable to Johns Hopkins.
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

Our future clinical development costs may vary significantly based on factors such as:
•per-patient trial costs;
•the number of trials required for regulatory approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidate.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020
	(in thousands)
Operating expenses
Research and development	$11,331	$4,913	$6,418
General and administrative	4,159	2,752	1,407
Total operating expenses	15,490	7,665	7,825
Loss from operations	(15,490)	(7,665)	(7,825)
Other (expense) income:
Interest income	20	1	19
Change in fair value of derivative liability	—	(397)	397
Gain on extinguishment of debt	844	—	844
Interest expense	(1)	(559)	558
Other (expense) income	(19)	12	(31)
Other (expense) income	843	(943)	1,787
Net loss	$(14,647)	$(8,609)	$(6,038)
Research and Development Expenses. Research and development expenses were $11.3 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $6.4 million was due primarily to increases of $4.3 million for research and clinical trial expenses, increases to salary and benefits of $1.0 million resulting from increased headcount, $0.7 million in stock compensation expense, and $0.4 million in consulting fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $4.2 million and $2.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $1.4 million was due primarily to increases of $0.6 million in salary and benefits resulting from increased headcount, $0.6 million in stock compensation expense, and an increase of $0.9 million in professional fees and Directors and Officers insurance as a result of operating as public company, offset by a reduction of $0.8 million in legal and consulting fees.
Change in Fair Value of Derivative Liability. The change in fair value of derivative liability was $0 and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. The decrease reflected the issuance of convertible debt during 2020 and the separately valued derivative which did not exist for the three months ended September 30, 2021.
Gain on Extinguishment of Debt. The gain on extinguishment of debt was $0.8 million for the three months ended September 30, 2021. The gain was due to the PPP Loan forgiveness of $0.8 million. The was no debt extinguishment for the three months ended September 30, 2020.
Interest Expense. Interest expense decreased by $0.6 million for the three months ended September 30, 2021. The increase is due to the issuance of convertible debt during the period from April 2020 into January 2021. The convertible notes were converted into shares of common stock upon the completion of the IPO in February 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020
	(in thousands)
Operating expenses
Research and development	$25,469	$13,394	$12,074
General and administrative	12,255	7,406	4,849
Total operating expenses	37,724	20,801	16,923
Loss from operations	(37,724)	(20,801)	(16,923)
Other income (expense):
Interest income	30	21	10
Change in fair value of derivative liability	2,425	(397)	2,822
Gain on extinguishment of debt	844	—	844
Interest expense	(905)	(744)	(161)
Other (expense) income	(46)	66	(112)
Other income (expense)	2,348	(1,054)	3,402
Net loss	$(35,376)	$(21,855)	$(13,521)
Research and Development Expenses. Research and development expenses were $25.5 million and $13.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $12.1 million was due primarily to increases of $7.8 million for research and clinical trial expenses, increases to salary and benefits of $2.2 million resulting from increased headcount, $1.3 million in stock compensation expense, and $0.8 million in consulting fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $12.3 million and $7.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $4.8 million was due primarily to increases of $2.0 million in stock compensation expense, an increase in insurance coverage of $1.8 million for Directors and Officers insurance, an increase to salary and benefits of $1.1 million from increased headcount, and an increase of $0.9 million in professional fees, offset by a reduction of $1.0 million in legal and consulting fees.
Change in Fair Value of Derivative Liability. The change in fair value of derivative liability was an increase of $2.4 million and a decrease $0.4 for the nine months ended September 30, 2021 and 2020, respectively. The increase reflected the remeasurement of the derivative liability immediately before the conversion of the convertible notes into shares of common stock upon the completion of the IPO in February 2021. Following the IPO there are no derivative instruments.
Gain on Extinguishment of Debt. The gain on extinguishment of debt was $0.8 million for the nine months ended September 30, 2021. The increase was due to the PPP Loan forgiveness of $0.8 million. The was no debt extinguishment for the nine months ended September 30, 2020.
Interest Expense. Interest expense was $0.9 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase is due to the issuance of convertible debt during the period from April 2020 into January 2021. The convertible notes were converted into shares of common stock upon the completion of the IPO in February 2021.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $93.2 million.

Sources of Liquidity
To date, we have financed our operations principally through private placements of our redeemable convertible preferred stock, our convertible promissory notes and the IPO.
Series A Preferred Stock Financing
From December 2017 through August 2018, we issued an aggregate of 121,735,303 shares of our Series A Redeemable Convertible Preferred Stock at a purchase price of $0.2951 per share for aggregate consideration of $25.0 million plus conversion of convertible notes.
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
Paycheck Protection Program Loan
On April 23, 2020, we entered into an unsecured loan agreement with JPMorgan Chase Bank, or Chase, under the terms of which Chase loaned us $843,619, or the PPP Loan, pursuant to the Paycheck Protection Program, or PPP, under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. In accordance with the requirements of the CARES Act, we used the proceeds primarily for payroll costs and other eligible expenses. The PPP Loan had a maturity date of April 23, 2022 and accrued interest at an annual rate of 0.98%. Interest and principal payments were deferred for the first six months of the loan. Thereafter, monthly interest and principal payments were due until the loan is fully satisfied. The promissory note evidencing the PPP Loan contained customary events of default resulting from, among other things, default in the payments. The use of loan proceeds must be for payroll costs, payment of interest on covered mortgage obligations, rent and utility costs over either an eight-week or 24-week period, at our option, following our receipt of the loan proceeds. We elected to use the proceeds over a 24-week period. We treat the PPP loan as debt under ASC 470, Debt. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. We submitted the PPP Loan forgiveness application in March 2021. The Company submitted the PPP Loan forgiveness application in March 2021 and received full forgiveness from the $843,619 loan under the PPP in July 2021.
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

Cash Flows
The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2021 and 2020:

	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(34.3)	$(19.2)
Investing activities	(57.8)	0.4
Financing activities	124.4	11.6
Net increase (decrease) in cash, cash equivalents and restricted cash	$32.2	$(7.1)
Operating Activities
Net cash used in operating activities was $34.3 million and $19.2 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was primarily due to our net loss of $35.4 million, resulting from R&D expenses of $25.5 million as we ramp up our clinical program plus $4.5 million in prepaid R&D and insurance and $12.3 million of administrative expenses for public company expenses, salary and related expenses and professional fees.
The net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to our net loss of $21.9 million, consisting of $13 million for R&D expenses primarily in preclinical research expenses and manufacturing as we prepared for our clinical program, and $7.4 million in administrative expenses for salary and related expenses and professional fees.
Investing Activities
Net cash used in investing activities was $57.8 million for the nine months ended September 30, 2021 resulting from purchases of marketable securities and property and equipment. Net cash provided by investing activities of $0.4 million for the nine months ended September 30, 2020 was primarily due to maturities of available-for-sale marketable securities of $1.0 million, partially offset by the purchase of property and equipment for $0.6 million.
Financing Activities
Net cash provided by financing activities was $124.4 million for the nine months ended September 30, 2021 primarily due to the net proceeds of $114.7 million from the IPO and $9.0 million from the issuance of convertible debt. Net cash provided by financing activities was $11.6 million for the nine months ended September 30, 2020 primarily due to the net proceeds of $10.7 million from issuance of convertible debt and $0.8 million in short-term debt.
Funding Requirements
We believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash requirements for at least twelve months from the issuance of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
Our future capital requirements will depend on many factors, including:
•the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of NEXI-001 and NEXI-002 and any other future product candidates;
•the number and characteristics of product candidates that we pursue;
•the outcome, timing and costs of seeking regulatory approvals;
•the cost of manufacturing NEXI-001 and NEXI-002 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;

•the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•the emergence of competing therapies and other adverse market developments;
•the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreement;
•the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•the extent to which we in-license or acquire other products and technologies; and
•the costs of operating as a public company.
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
Stock-Based Compensation Expense
Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 3, “Summary of significant accounting policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three and nine months ended September 30, 2021 and 2020.

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
Our board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of our common stock, including:
•valuations of our common stock performed with the assistance of independent third-party valuation specialists;
•current and potential strategic relationships and licenses;
•our stage of development and business strategy, including the status of research and development efforts of our product candidates, and the material risks related to our business and industry;
•our results of operations and financial position, including our levels of available capital resources;
•the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
•the lack of marketability of our common stock as a private company;
•the prices of preferred stock sold to investors in arm’s length transactions and the rights, preferences and privileges of our preferred stock relative to those of our common stock;
•the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale of our company, given prevailing market conditions;
•trends and developments in our industry; and
•external market conditions affecting the life sciences and biotechnology industry sectors.
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
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.07 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,
•we may present only two years of audited financial statements, plus unaudited condensed financial statements for any interim period, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this filing.
•we may avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;
•we may provide reduced disclosure about our executive compensation arrangements; and
•we may not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.
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
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Basis of Presentation”.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Previously Identified Material Weakness and Management’s Plan for Remediation of Material Weakness
In preparation for our initial public offering, we identified a material weakness in our internal control over financial reporting related to our control environment. Specifically, we have determined that we have not maintained adequate formal accounting policies, processes and controls related to complex transactions as a result of a lack of finance and accounting staff with the appropriate GAAP technical expertise needed to identify, evaluate and account for complex and non-routine transactions. We also determined that we have not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
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

With the oversight of senior management and our audit committee, we continue to evaluate our internal control over financial reporting and have taken several remedial actions to address the material weakness that has been identified:

•We have enhanced our process and controls around identifying and evaluating complex accounting issues and non-routine transactions; and
•We have hired additional finance and accounting personnel with appropriate expertise to perform specific functions and intend to hire additional personnel to further assist in the implementation of improved processes and internal controls, build our financial management and reporting infrastructure and further develop and document our accounting policies and financial reporting procedures, including ongoing senior management review and audit committee oversight.

Our management believes that the steps that we have taken and plan to continue to take, as described above, will improve our overall system of internal control over financial reporting.
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
Changes in Internal Controls over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this filing that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the nine months ended September 30, 2021 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
From January 1, 2021 to September 30, 2021, we issued the following unregistered securities, which have been adjusted, as appropriate, for the one-for-17.264895 reverse split that occurred on February 5, 2021:

1.Prior to filing our registration statement on Form S-8 in February 2021, we sold an aggregate of 197,216 shares of common stock to employees, consultants and directors for cash consideration in the aggregate amount of $0.6 million upon the exercise of stock options.
2.Prior to filing our registration statement on Form S-8 in February 2021, we granted stock options to certain of our employees, consultants and directors under our 2021 Equity Incentive Plan covering an aggregate of 1,170,891 shares of common stock, at a weighted-average exercise price of $17.00 per share.
3.In January 2021, we issued $9,031,480 aggregate principal amount of convertible notes to certain investors.

The offers, sales and issuances of the securities described in paragraphs (1) and (2) above were deemed exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. We filed a registration statement on Form S-8 under the Securities Act on February 25, 2021 to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plan.

The offers, sales, and issuances of the securities described in paragraph (3) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

3.1	Form of Sixth Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on February 18, 2021)

3.2	Restated Bylaws of NexImmune, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on February 18, 2021)

10.1	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.2.1	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.2.2	Form of Stock Option Agreement under the 2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.3.1	2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.3.2	Form of Stock Option Agreement under the 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.4.1	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.4.2	Form of Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.5	Employment Agreement, by and between the Registrant and Scott Carmer, dated February 3, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.6	Employment Agreement, by and between the Registrant and John Trainer, dated January 6, 2020 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.7	Employment Agreement, by and between the Registrant and Jerome Zeldis, M.D., Ph.D., dated January 4, 2021 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.8	Employment Agreement, by and between the Registrant and Kristi Jones, dated February 27, 2017 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.9	Employment Agreement, by and between the Registrant and Robert Knight, M.D., dated January 6, 2021 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-252220) filed with the SEC on February 8, 2021)

10.10	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40045) filed with the SEC on May 17, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXIMMUNE, INC.

Date: November 12, 2021	By:	/s/ Scott Carmer
Scott Carmer
President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ John Trainer
John Trainer
Chief Financial Officer