Form 10-K
period 2021-12-31
NexImmune, Inc.
filed 2022-03-09
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                TO
Commission File Number 001-40045
____________________
NEXIMMUNE, INC.
(Exact name of Registrant as specified in its Charter)
____________________

Delaware		45-2518457
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

9119 Gaither Road
Gaithersburg	MD	20877
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (301) 825-9810
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NEXI	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
____________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2021, as reported by The Nasdaq Global Market on such date was approximately $298.3 million . This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of Registrant’s Common Stock outstanding as of December 31, 2021 was 22,828,904.
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
•the development of major public health concerns, including the coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements; and
•our financial performance.
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

PART I
Item 1. Business.
Overview
We are a clinical-stage biotechnology company developing a novel approach to immunotherapy designed to employ the body’s own T cells to generate a specific, potent and durable immune response that mimics natural biology. Our mission is to create therapies with curative potential for patients with cancer and other serious immune-mediated diseases. Currently, we have two product candidates in human trials: NEXI-001 in acute myeloid leukemia, or AML, and NEXI-002 in multiple myeloma, or MM.
The backbone of our approach is our proprietary Artificial Immune Modulation, or AIMTM, nanoparticle technology platform. The AIM technology enables us to construct nanoparticles that function as synthetic dendritic cells capable of directing a specific T cell-mediated immune response. Like natural dendritic cells, the AIM nanoparticles employ natural signaling proteins to deliver specific instructions to specific T cells directing a desired immune response. Importantly, unlike most other cell therapy approaches, this is accomplished without any genetic manipulation of the T cell, thereby creating T cell products designed to maintain natural target identification, engagement and killing mechanisms.
By mimicking natural T cell biology, our T cell product candidates are designed to combine the attributes of cellular precision, potency and persistence with reduced potential for undesired toxicities. We believe this is a significant advantage of the AIM platform and our therapeutic product candidates compared to other T cell therapies. The following graphics summarizes the key features of the AIM platform.
First, the graphic below illustrates the basic construction of an AIM nanoparticle:
One of the critical advantages of the AIM technology platform is the ability to rapidly customize it for new therapeutics, in a modular, Lego-like manner. NexImmune has developed protein conjugation techniques so that nanoparticles can be customized quickly for different antigens, HLA alleles and Signal 2 messages. It is even possible to add additional signals or homing proteins. This gives the platform tremendous flexibility and application in oncology and infectious disease (where upregulatory messages are delivered to targeted T cells) but also autoimmune disorders (where downregulatory or apoptopic messages are delivered to targeted T cells). These conjugation techniques also apply to both the ex vivo adoptive cell therapy modality, called AIM ACT, and the in vivo directly-injectable modality, called AIM INJ:

Critically, by selecting the correct Signal 2 protein, the AIM technology platform can deliver messages to specific T cell phenotypes. In oncology, for instance, AIM nanoparticles are created that target stem-cell-like memory and central memory T cells, which are the T cells that are associated with self-renewal and long-term immunologic memory, in addition to anti-tumor activity and proliferation. These are the critical T cells in any successful anti-tumor immune response.

At the center of the immune response are T cells, often referred to as the “foot soldiers” of the immune system. Whenever healthy cells are under attack, either by a virus, bacteria or cancer, the immune system calls on the T cell to identify, engage and kill the specific invader or diseased cells. Importantly, natural T cells have the ability to distinguish between diseased and healthy cells. However, T cells need very specific sets of instructions to function effectively. In healthy individuals, these specific instructions are normally delivered to the T cells by dendritic cells. Dendritic cells provide these instructions through key signaling proteins. However, for many cancers, autoimmune disorders, and infectious diseases, these communications are compromised and the T cells do not function as they would in a healthy immune system.
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
Our two clinical stage product candidates, NEXI-001 and NEXI-002, are adoptive T cell therapies, or ACTs, that contain populations of naturally occurring CD8+ T cells that recognize a defined set of disease-relevant antigen targets. NEXI-001 is a donor-derived, or allogeneic, ACT in a Phase I/II clinical trial for the treatment of patients with relapsed AML after allogeneic stem cell transplantation, or allo-HSCT. NEXI-002 is a patient-derived, or autologous, ACT in a Phase I/II clinical trial for the treatment of MM patients that have failed at least three prior lines of therapy. We expect data from these trials to be generated throughout 2022 and the company will share this data in the appropriate scientific forums.
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

Our Pipeline
We are evaluating two product candidates in clinical trials, NEXI-001 in patients with AML and NEXI-002 in patients with MM. We are actively dosing patients in both Phase I/II trials As Phase I/II trials, the trials consist of two parts. In the first part of the trials, the initial safety evaluation phase, we will assess the safety and tolerability of NEXI-001 or NEXI-002 T cells. In the second part of the trials, the expansion phase, we will further define safety and will also evaluate the initial efficacy of each product candidate at the dose and regimen established in the safety evaluation phase. We are currently in the safety evaluation phase of the trial for NEXI-001, and the expansion phase of the trial for NEXI-002. If the data is supportive, we also anticipate filing with the FDA to request Breakthrough Therapy Designation and regenerative medicine advanced therapy (RMAT) designation for both our NEXI-001 and NEXI-002 product candidates.
Our next adoptive cell therapy product candidate, NEXI-003, is our first product candidate targeted at solid tumors. The company anticipates filing an IND by the end of 1H 2022 for NEXI-003 against HPV-associated solid tumor malignancies.
In addition to our programs using the AIM ACT adoptive cell therapy modality, we are also developing an “off-the-shelf” injectable modality, which we refer to as AIM INJ. The AIM INJ modality is designed to enable AIM nanoparticles to engage CD8+ T cells directly inside the body without the need for ex vivo expansion and manufacturing, which we believe will result in a greater ease of administration and a less complex and less expensive manufacturing process. The key technical difference between the two modalities is the material used to manufacture the nanoparticle core: AIM ACT uses a superparamagnetic iron oxide-based nanoparticle core, or SPIO core, whereas each AIM INJ product incorporates a nanoparticle core made from bio-degradable polymers, such as polylactide-co-glycolide and polyethylene glycol, or PLGA-PEG. Importantly, the two modalities share the exact same signaling protein constructs and protein conjugation chemistry, which we believe will facilitate rapid development of new products.
The following table summarizes our AIM pipeline.
We have completed substantial non-clinical work to advance the AIM INJ modality towards a potential investigational new drug application, or IND, filing, including preparing appropriate IND-enabling experiments in support of a planned clinical program focusing on solid tumors. Subject to regulatory feedback and an IND filing, we anticipate a second clinical program that would target autoimmune disease and which would be the first AIM product candidate to suppress, rather than activate, T cell function. In support of this potential program, we have generated and published pre-clinical data in which we observed that AIM nanoparticles engaged and suppressed auto-reactive T cells.
Additionally, we are developing the AIM platform for potential clinical application in patients suffering from specific infectious disease. In non-clinical studies, we have been able to expand CD8+ T cells directed against viral antigens including Epstein-Barr virus, Cytomegalovirus, and Human Papillomavirus.
Our Team and Corporate History
We were founded in 2011, with the exclusive licensing of the core AIM technology from The Johns Hopkins University, or Johns Hopkins. In 2017, attracted by the promise of this technology, Dr. Sol Barer, the co-founder and former Chairman and Chief Executive Officer of Celgene Corporation, and the current Chairman of Teva Pharmaceutical Industries Ltd., led the

acquisition and recapitalization of our company. Dr. Barer currently serves as Chairman of our board of directors, and has led the recruitment of the management team whose members have decades of experience in the biotechnology industry. Our President and Chief Executive Officer, Kristi Jones, brings over 25 years of biotech leadership in product development, business and strategy roles at Genentech, MedImmune and AstraZeneca PLC. Dr. Jerome (Jerry) Zeldis, M.D., Ph.D., our Executive Vice President of Research & Development brings his experience as the former Chief Medical Officer of Celgene and Chief Executive Officer and Chief Medical Officer of Celgene Global Health. Our Chief Financial Officer, John Trainer, has nearly 20 years in various senior financial, operational, strategic and transactional roles across the biotech and pharmaceutical industry including significant time spent at MedImmune and AstraZeneca. Mathias Oelke, our scientific co-founder, transitioned from his faculty position with Johns Hopkins to his current position as our Senior Vice President for preclinical immune therapy and platform development. Our Chief Medical Officer, Bob Knight, has over 25 years of clinical development experience and joined us from Kite Pharmaceuticals, where he led the clinical development program for Yescarta®.
Our Approach
Our approach to immunotherapy employs the body’s own T cells and is designed to generate a specific, potent and durable immune response that mimics natural biology. We believe the key attributes of this platform are:
•Precision: Delivering specific sets of instructions to specific T cell populations that direct a specific T cell function;
•Potency: Direct T cells to attack multiple disease relevant antigen targets through naturally occurring identification, engagement and killing mechanisms, with reduced potential for undesired toxicities; and
•Persistence: Maintain T cell sub-types that support self-renewal, proliferation, immunologic memory and long-term T cell survival.
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

The table below summarizes key differences that separate our technology from other cellular immunotherapy approaches.

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
Key elements of our strategy include:

•Advance NEXI-001 and NEXI-002 to registrational trials. Our initial focus is on developing therapies for the treatment of hematologic malignancies where there are existing clinical and regulatory precedents as well as a broad clinical and preclinical dataset for comparison of risk/benefit effectiveness. Our first two product candidates, NEXI-001 for patients with AML and NEXI-002 for patients with MM, are both targeted at diseases with a successful history of cell therapy research, late-stage clinical development and product registration by others. We believe this will facilitate our ability to understand the performance of our product candidates relative to other products targeting similar patient populations.

•Drive forward NEXI-003, our first solid tumor product candidate. Our first solid tumor product candidate. Our first product candidate for solid tumors, NEXI-003, will be targeted against HPV-associated malignancies. We expect to file an IND in the first half of 2022, with clinical trials to follow. NEXI-003 represents a powerful new expansion of the capability and utility of the AIM platform. Also, given the large number of potential antigen combinations in solid tumors, we expect licensing and partnerships to be a core element of our strategy as we establish the broader applicability of our AIM technology.

•Accelerate development of our AIM INJ modality. We believe that one of the most significant advantages presented by our AIM technology is the potential for an “off-the-shelf,” injectable form of the AIM nanoparticle. We expect that a key step in developing this technology will be to leverage experience and insight from our AIM ACT tumor product candidates into an injectable modality, which would be available as an off-the-shelf immunotherapy.

•Leverage partnerships to drive new product development in autoimmune disorders and infectious diseases. The AIM INJ modality will be constructed to deliver either “suppressive” or “apoptotic” co-stimulation signals directly to auto-reactive T cell populations, which is critical for addressing autoimmune disorders. In addition to autoimmune disorders, we believe that there may be significant opportunities to address virally-mediated infectious diseases via either the AIM ACT or AIM INJ modality. We also believe that the AIM technology may be applicable to the treatment of, and preparation for, future virally-mediated epidemics and pandemics. While we believe that our AIM technology platform is well-suited to address these new therapeutic opportunities, we expect that we would partner with experienced biopharmaceutical companies with deep capabilities in these areas to advance new therapies in these potential indications. Our collaboration with Yale University in Type 1 Diabetes is an example of the kinds of partnerships we will establish to help drive this technology forward for patients.
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
Our AIM technology is used to produce the NEXI-001 product candidate. As illustrated in the graphic below, AIM nanoparticles are loaded with AML-specific peptides from the WT 1, PRAME and Cyclin A1 antigens, which are used to enrich and expand AML-specific T cells. These AML-specific T cells recognize and attack these specific antigen peptide targets, which are commonly over-expressed on both leukemic blasts and leukemic stem cells

The T cells in NEXI-001 are designed to be highly potent and highly selective in their ability to distinguish leukemia cells from healthy cells, and to contain key T cell subtypes that promote immunologic memory and long-term T cell persistence. We believe this combination of attributes has the potential to deliver deep and durable clinical responses for these AML patients.
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
This trial consists of two parts. The initial safety evaluation phase assesses the safety and tolerability of a single infusion of NEXI-001 at escalating dose levels. In the second part of the trial, the dose expansion phase, investigators further characterize safety and will also evaluate the initial efficacy of NEXI-001 T cells at the dose established in the safety evaluation phase. Once the recommended dose and regimen have been determined, evaluations of safety, tolerability and initial clinical response will become the objectives of the second part of the trial, the expansion phase. We are currently in the safety evaluation phase of the trial. The City of Hope Cancer Center is the lead clinical trial site for this trial, with additional trial sites at the Dana Farber Cancer Center, the M.D. Anderson Cancer Center, the Memorial Sloan Kettering Cancer Center, the Karmanos Cancer Institute, the Ohio State University Comprehensive Cancer Center, and the Advent Hospital in Orlando, Florida.

The schema for this trial (and current enrollment) is shown below:
Preliminary Data from the Phase I/II Clinical Trial
We have reported data from five patients across Dose Level 1, Dose Level 2 and Dose Level 3 safety cohorts to date. Each of these patients has been closely monitored for safety and early signs of clinical activity. In addition, biomarkers were analyzed to assess early signs of immunologic response; clinical lab reports and patient charts were used to measure myeloid activity (neutrophils counts, platelet counts, Red Blood Cell counts, transfusion burden); and validated clinical endpoints were incorporated to measure early signs of clinical activity. lab reports and patient charts were used to measure myeloid activity (neutrophils counts, platelet counts, Red Blood Cell counts, transfusion burden); and validated clinical endpoints were incorporated to measure early signs of clinical activity. It is important to note that we are early in the safety evaluation and dose-finding part of the Phase I/II trial, and that the results reported here represent data from the first five patients only and are not statistically significant. Additional data from all safety cohorts is expected to be announced in the third quarter of 2022.
Safety and tolerability. The NEXI-001 therapy has been well tolerated without dose limiting toxicities, observed after a single infusion of NEXI-001 T cells at doses of 50M, 100M and 200M total T cells. This includes no > grade 3 cytokine release syndrome, immune effector cell-associated neurotoxicity syndrome, or ICANS, or infusion-related reactions, or IRRs at any Grade Level (Grade 1-4).
Immunological responses. In the first six patients, treated we have observed initial indicators of immunologic response after the infusion of NEXI-001 T cells, including (i) early lymphocyte reconstitution to baseline levels after administration of lymphodepleting therapy with rapid and robust recovery of the CD4+ T cell compartment; (ii) the proliferation and persistence of NEXI-001 antigen-specific T cells as measured by multimer-staining of peripheral blood when adequate samples were available for analysis; (iii) clonal expansion and persistence of NEXI-001 T cells in both peripheral blood and bone marrow as measured by TCR sequencing when data was available; and (iv) the presence of T cell subtypes that support anti-tumor activity, T cell proliferation, self-renewal and long-term persistence as measured by phenotype staining of NEXI-001 antigen-specific T cells in peripheral blood over time when adequate samples were available for analysis. It is important to note that we are early in the safety evaluation and dose-finding part of the Phase I/II trial, and that these results are not statistically significant.

Patient Characteristics
Summary of Patient Experience
As discussed above, we have reported clinical data in five patients for NEXI-001’s initial clinical trial. Importantly, this has been part of a dose-ascending clinical plan where the first patient received a single dose of 50M T cells, the next three patients received a single dose of 100M T cells, and the fifth patient received two doses of 200M cells after Day 30 for a total of 400M cells. The next and final planned dose level will be 200M cells administered weekly for three weeks, followed by a week of rest, followed by a repeat of the 200M cells administered weekly for three weeks, a total of 1.2 billion T cells.
The data from the initial dose levels to date is encouraging and supports progression into the higher doses. Specifically, we have observed:
NEXI-001 is well-tolerated.
•As previously described, there have been no grade ≥3 SAEs observed. One case of Grade 2 CRS was reported, which resolved within 24 hours.
NEXI-001 generates a robust immune response across all dose levels to date:
Rapid recovery of absolute lymphocyte counts (ALC) following the pre-therapy lymphodepleting chemotherapy regimen including reconstitution of both CD8+ and CD4+ T cell subtypes, despite the fact that NEXI-001 contains CD8+ T cells only. Expansion and persistence of antigen-specific T cells in both the peripheral blood and bone marrow.
•The phenotypes of the antigen-specific T cells in the NEXI-001 product candidate, including stem-cell-like memory and central memory T cell populations, are maintained in blood and the bone marrow over time.
Signals of NEXI-001 of clinical activity across all dose levels to date:
In particular, patients are seeing some or all of the following:
•Evidence of marrow recovery based on improved donor chimerism (i.e., granulocytes, T cells, bone marrow) and where relevant, reduced transfusion burden
•Improved ECOG performance.
•Evidence of reduced tumor burden based on decreases in peripheral blasts and a decrease in bone marrow blasts (in Dose Level 3).

As a next step, we expect to dose patients with the highest planned dose (Dose Level 4), 200M cells administered weekly for three weeks, followed by a week of rest, followed by a repeat of the 200M cells administered weekly for three weeks, a total of 1.2 billion T cells. We expect to dose three patients at this dose level before proceeding to the expansion cohort part of this clinical trial.
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
CAR T therapy, by design, uses an antibody to target a single protein, such as BCMA, expressed on the surface of a plasma cell. These surface proteins are not critical to the survival of the plasma cell and can be down-regulated when under immune pressure, such as from the CAR T cellular therapy. As a result, the tumor cell can avoid detection by the CAR T cell in a process known as tumor escape. We also believe that a primary driver of tumor relapse following CAR T therapy is the loss of CAR T cells from a patient’s body: the CAR T cells do not persist. Due to the way CAR T cells are manufactured, they contain highly potent T cells, but do not contain the natural T cell subtypes that support self-renewal, immunologic memory and long-term persistence. When the CAR T cells die out, the cancer can relapse.
NEXI-002 was designed to address these emerging limitations of CAR T therapy.
•Tumor escape. Each infusion of NEXI-002 contains populations of T cells directed to recognize and attack multiple antigen targets on each malignant plasma cell, as shown in the figure below. These targets represent a combination of cell surface antigen proteins, such as CS-1 and CD138, and endogenously presented survival antigen proteins, such as WT-1 and NY-ESO. We believe that by targeting multiple antigen proteins that are over-expressed on each malignant plasma cell, some of which are necessary for tumor cell survival, NEXI-002 has the potential to effectively address tumor escape as an immune evasion mechanism.
•Tumor relapse. The AIM technology has been optimized to consistently produce product candidates that contain T cell subtypes that support anti-tumor potency, self-renewal, immunologic memory and long-term T cell persistence. We believe the combination of these T cell characteristics has the potential to effectively address disease relapse due to short-term T cell survival.
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

Phase I/II Clinical Trial Design
Our ongoing clinical trial with NEXI-002 is a prospective, multi-center, open-label, single-arm, dose-escalating Phase I/II clinical trial that aims to enroll between 19 and 23 patients. This trial consists of two phases. The initial safety evaluation phase assessed the safety and tolerability of a single infusion of NEXI-002 within a single dose range. In the second part of the trial, the expansion phase, investigators will further define safety and will also evaluate the initial efficacy of each product candidate at the dose established in the safety evaluation phase. We are currently in the expansion phase of the trial. The trial’s primary objective is to assess the safety and tolerability of a single infusion of NEXI-002 T cells in patients with MM who have failed at least three prior lines of therapy. Secondary objectives include signals of anti-tumor activity, ORR (which includes CR), OS and PFS. Additional biomarker analysis will assess the in vivo persistence, proliferation, functionality and TCR repertoire of NEXI-002 T cells as measured in blood and bone marrow samples. Our clinical endpoints have been recognized as appropriate measurements of safety and clinical response. The clinical trial sites include City of Hope Cancer Center, the M.D. Anderson Cancer Center, the Memorial Sloan Kettering Cancer Center, the Karmanos Cancer Institute, the Ohio State University Comprehensive Cancer Center, the Dana Farber Cancer Center, and the Advent Hospital in Orlando, Florida.
Preliminary Data from the Phase I/II Clinical Trial
We have reported data on a total of five patients, of which three patients were treated in the Safety Evaluation Phase and two patients were treated in the Expansion Phase.
Safety and tolerability. The NEXI-002 therapy has been well tolerated without dose limiting toxicities observed after a single infusion of NEXI-002 T. This includes no > grade 3 cytokine release syndrome, immune effector cell-associated neurotoxicity syndrome, or ICANS, or infusion-related reactions, or IRRs at any Grade Level (Grade 1-4).
Immunological responses. TCR sequencing showed that NEXI-002 product contains T cell clones that were undetectable in the peripheral blood of patients at baseline. The product contains CD8+ antigen specific T cells with memory phenotypes. Upon dosing, patients saw a rapid lymphocyte recovery with reconstitution of both CD4 and CD8+ T cells. NEXI-002 cells were detected in the peripheral blood and bone marrow and persist and proliferate over time. The quality and functionality of the NEXI-002 T cells is comparable to those expanded from healthy donors. Strategies to yield higher product doses have been implemented as the trial progresses and the NEXI-002 protocol has been amended to include patients with smoldering multiple myeloma (an early stage of multiple myeloma). Analyses of immunologic and clinical activity are ongoing. We expect to announce additional data throughout 2022.

Patient Characteristics
Summary of Patient Experience
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
•Solid Tumors. We are already in the process of preparing to file an IND for NEXI-003 in HPV-associated malignancies, but there are many more opportunities for the AIM technology in the solid tumor space. The scientific community has identified, robustly characterized and clinically evaluated over 75 specific antigen targets across multiple solid tumor types, and we plan to use this data to inform our next wave of product development in oncology.

•Autoimmune Disorders. We believe that our AIM technology will enable us to target autoimmune conditions using either the AIM ACT or AIM INJ modality. For most autoimmune disorders like Type 1 Diabetes, autoreactive (or self-destructive) T cells become the cells targeted for therapeutic intervention. For these conditions, AIM nanoparticles can be loaded with Signal 1 antigen peptides that autoreactive T cells recognize, and Signal 2 peptides that deliver a suppressive or apoptotic signal that either tolerizes or eliminates the disease-causing T cells. In conditions like multiple sclerosis, or MS, the Epstein-Barr virus, or EBV, plays a critical role in mediating the disease process. Eliminating EBV-infected cells with EBV-specific T cells has been shown by others to impact disease progression for patients with Primary Progressive MS and could be done using the AIM ACT approach. We believe that EBV-specific AIM ACT or AIM INJ product candidates can be developed for clinical evaluation in various forms of MS.
•Infectious Diseases. We believe that there may be significant opportunities to address other viral-mediated diseases using the AIM platform to develop either AIM ACT or AIM INJ product candidates. We also believe that the AIM technology may offer a novel approach to the rapid treatment of, and preparation for, future viral-epidemics and pandemics.
•Expanding to new HLA allele subtype populations. We are also developing additional HLA allele subtypes. NEXI-001 and NEXI-002 currently use the HLA-A2 allele, which is the most prevalent allele in the North American population. However, the additional HLA subtypes we plan to develop, including HLA-A1, HLA-A11, HLA-A24 and HLA-B7, would broaden the patient eligibility of future product candidates. We believe the modular AIM platform will facilitate the rapid development of nanoparticles that exchange the current HLA-A2 for new HLA subtypes, which will then be used for all AIM product candidates in development.
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
Under the terms of the 2011 license agreement and the A&R Johns Hopkins License Agreement, Johns Hopkins was entitled to an up-front license fee of $155,000 and we issued them 26,918 shares of our common stock. Johns Hopkins was also entitled to milestone fees of $75,000 in connection with clinical trial milestones. For the first licensed product or licensed service in the therapeutic field, we may be required to pay Johns Hopkins additional aggregate milestone fees of $1.6 million for clinical and regulatory milestone fees. We may be required to pay Johns Hopkins reduced milestone fees for the second and third licensed products or licensed services in the therapeutic field in connection with clinical and regulatory milestones. In the diagnostic field, we may be required to pay Johns Hopkins aggregate milestone fees of $400,000 for the first licensed product or licensed service and reduced milestone fees for the second and third licensed products or licensed services. We may be required to pay Johns Hopkins aggregate milestone fees of $100,000 for commercial milestones for the first licensed product or licensed service in the non-clinical field. In the aggregate, we may be required to pay Johns Hopkins additional milestone fees of up to $4.2 million for all clinical, regulatory and commercial milestones for all licensed products or licensed services in the therapeutic field, the diagnostic field and the non-clinical field. We may also be required to pay royalties in the low to upper single digits on net sales of licensed products and licensed services in the therapeutic field, diagnostic field and non-clinical field that are covered by the patent rights owned by Johns Hopkins or use know-how of Johns Hopkins. We are required to make minimum annual royalty payments of $100,000 to Johns Hopkins for the remainder of the term of the A&R Johns Hopkins License Agreement; the amount of the minimum annual royalty payment started in the low five figures in the first year of the agreement and increased to $100,000 in the third year of the agreement and for each subsequent year of the agreement. We may also be required to pay Johns Hopkins a low double digit percentage, not to exceed 15%, of any non-royalty sublicense consideration we receive. We are also required to use commercially reasonable efforts to meet certain clinical and technical diligence milestones.

We must make minimum royalty payments, which began upon the 4th anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to John Hopkins.
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

We own or have exclusively licensed six issued United States patents and eight pending patent applications for the United States (including U.S. provisional applications). We also have 68 issued or allowed foreign patents and 59 pending foreign patent applications (including pending PCT Applications) intended to protect the intellectual property underlying our technology. In addition to the United States, we have patents issued or applications pending in Australia, Brazil, Canada, China, Europe (EPO), Hong Kong, India, Israel, Japan, South Korea, Mexico, Russian Federation, and Singapore. Our patent applications describe and claim certain features of our technologies, including our T cell activation and expansion platform, our cell therapy product candidates, and our drug candidates based on injectable artificial antigen presenting cells. We currently control issued patents in the United States, Australia, Canada, China, Europe (through the European Patent Convention), Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, and Russian Federation, which relate to the technology for generating our cell therapy products (NEXI-001 and NEXI-002) from allogeneic or autologous T cells. Applications relating to our NEXI-001 and NEXI-002 programs remain pending in all jurisdictions for which we have filed patent applications, including more recent patent applications that relate in part to the NEXI-001 and NEXI-002 composition of matter. In addition, we control issued or allowed patents in the United States, Australia, Brazil, China, Israel, Japan, Mexico, and Europe (through the European Patent Convention) that relate to our AIM INJ programs, including patents covering compositions of matter and methods of use. Applications relating to our AIM INJ programs remain pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, Russian Federation, South Korea, Singapore, and United States. We have and will continue to actively protect our intellectual property, including filing patent applications for our innovations, prosecuting our pending patent applications, and maintaining and enforcing our issued patents. No assurances can be given that pending patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. In addition, issued patents may be circumvented by third parties, or found unenforceable or invalid if contested before a court or administrative agency. Thus, we may not be able to successfully enforce our patent rights against third parties. No assurance can be given that others will not independently develop a similar or competing technology or design around any patents that may be issued to us.
Each of our patents, if and when granted, will generally have a term of 20 years from its earliest, non-provisional filing date, subject to available extensions. Our patents and, if granted, patent applications have expiry dates ranging from 2034 to 2042.
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

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation by relevant authorities. Our potential products will be regulated as biologics. With this classification, commercial production of our potential products will need to occur in registered and licensed facilities in compliance with current good manufacturing practices, or cGMP, established by the FDA for biologics. The FDA categorizes human cells, tissues, or cellular or tissue-based products, or HCT/Ps, as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization.
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

U.S. Product Development Process
In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, or FDCA, the Public Health Services Act, or PHSA, and their respective implementing regulations. Products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The FDA has limited experience with commercial development of T cell therapies for cancer, including direct-injectable technologies such as AIM INJ. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory tests and animal studies according to good laboratory practice, or GLP, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice, or GCP, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
•submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, compliance with the FDA’s current good tissue practice, or cGTP, for the use of human cellular and tissue products;
•potential FDA audit of the trial and clinical trial sites that generated the data in support of the BLA;
•review of the product candidate by an FDA advisory committee, where appropriate or if applicable; and
•FDA review and approval, or licensure, of the BLA.
Preclinical studies
Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product candidate’s biological characteristics, chemistry, toxicity, stability and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.
Human clinical trials in support of a BLA
Clinical trials involve the administration of the biological product candidate to human research subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a clinical trial involving a biological product candidate at any time before or during the trial due to safety concerns or non-compliance. If the FDA imposes a clinical hold, the trial may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent form that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. In certain cases, clinical trials also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the investigational product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical trial or to submit trial results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have recently begun enforcing those requirements against non-compliant clinical trial sponsors.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase I. The product candidate is initially introduced into human subjects to test for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase II. The biological product candidate is evaluated in a limited patient population to identify possible safety risks (adverse effects), optimize dosing and preliminarily evaluate the efficacy of the product candidate for specific targeted diseases.
•Phase III. Clinical trials are undertaken in an expanded patient population to further evaluate dosage, clinical efficacy, and safety, often at geographically dispersed trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.
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
Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of subjects the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.
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
U.S. Review and Approval Processes
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. A BLA in particular must contain sufficient evidence of the biological product candidate’s safety, purity, potency and efficacy for its proposed indication or indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.
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
According to the goals and policies for original BLAs agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. For all original BLAs, the ten and six-month time periods run from the filing date; for all other submissions, including resubmissions, efficacy supplements and other supplements, the FDA’s stated review time periods, ranging from two to ten month, run from the submission date. Despite these review goals, it is not uncommon for FDA review of a BLA to extend beyond the goal date.
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
Before approving a BLA, the FDA will typically conduct a pre-approval inspection of the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For cell- or tissue-based immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the cGTP, to the extent applicable. The FDA’s cGTP regulations and guidance documents govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that cellular tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, cGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.
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

As part of the 21st Century Cures Act, congress created an accelerated approval pathway for regenerative medicine advanced therapies, or RMATs, which includes therapeutic tissue engineered products, human cell and tissue products, cell therapies and combination products using any such therapies. The program is intended to facilitate efficient development and expedite review of regenerative medicine therapies that are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity. During the seven-year exclusivity period, the FDA may not approve any other applications to market a product containing the same active moiety for the same disease, except in very limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. Thus, orphan drug exclusivity could block the approval of one of our potential products for seven years if a competitor obtains approval of the same product as defined by the FDA and we are not able to show the clinical superiority of our product candidate or if our product candidate’s indication is determined to be contained within the competitor’s product orphan indication. In addition, the FDA will not recognize orphan drug exclusivity if a sponsor fails to demonstrate upon approval that the product is clinically superior to a previously approved product containing the same active moiety for the same orphan condition, regardless of whether or not the previously approved product was designated an orphan drug or had orphan drug exclusivity. A product that has received orphan drug designation may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received the designation. Orphan exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same product for a different disease or condition.
The period of orphan exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the disease or condition for which the product has been designated. In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.
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
Reference Product Exclusivity for Biological Products
In March 2010, the Patient Protection and Affordable Care Act, or ACA, was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.
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
The BPCIA is complex and is still being interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.
Post-Approval Requirements
Any potential products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as off-label use), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available medical products for off-label uses, if the physicians deem such uses to be appropriate in their professional medical judgment, it is FDA’s position that manufacturers may not market or promote such off-label uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a supplement, which may require the applicant to develop additional data or conduct additional pre-clinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the quality and long-term stability of the product. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP and cGTP requirements and satisfy the FDA or comparable foreign regulatory authorities before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP and cGTP regulations. These third-party manufacturers must comply with cGMP and cGTP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP and cGTP. Manufacturers, including third-party manufacturers, and other entities involved in the manufacture and distribution of approved biologics and HCT/Ps are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, cGTP, and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP and cGTP compliance, as applicable. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMP or cGTP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, voluntary recall and regulatory sanctions as described below.
Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.
Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Furthermore, the the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
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
The new Clinical Trials Regulation (EU) No 536/2014, which became effective in January 2022, aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. Investigational medicinal products used in clinical trials must be manufactured in accordance with good manufacturing practices. Other national and EU-wide regulatory requirements may also apply.
To obtain a marketing authorization of a drug in the European Union, we may submit marketing authorization applications, or MAA, either under the so-called centralized or national authorization procedures.

ATMP review and approval in the EU
In the EU, medicinal products, including advanced therapy medicinal products, or ATMPs, are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and Member State levels. Regulated in accordance with Regulation (EC) No 1394/2007, ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products. Gene therapy products deliver genes into the body that lead to a therapeutic, prophylactic or diagnostic effect. We anticipate that our NEXI-001 and NEXI-002 product candidates will be regulated as ATMPs in the EU.
To obtain regulatory approval of an ATMP under EU regulatory systems, we must submit a marketing authorization application, or MAA, under the centralized procedure administered by the European Medicines Agency, or EMA. The application used to submit a BLA in the United States is similar to the required application process in the EU, with the exception of, among other things, certain specific requirements set out in the ATMP Regulation, for example certain additional product characteristic information that must be included in the MAA. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across all of the EU. As provided for in the ATMP Regulation, the scientific evaluation of MAAs for ATMPs is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies, or CAT. The CAT prepares a draft opinion on the quality, safety and efficacy of the ATMP which is the subject of the MAA, which is sent for final approval to the Committee for Medicinal Products for Human Use, or CHMP. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EU Member States. The maximum timeframe for the evaluation of a MAA for an ATMP is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, which makes and issues the final decision to grant a marketing authorization within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the United Kingdom medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.
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
Pediatric studies
Prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.
Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

European Union regulatory exclusivity
In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
European Union orphan designation and exclusivity
The criteria for designating an orphan medicinal product in the European Union, are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:
•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•the applicant consents to a second orphan medicinal product application; or
•the applicant cannot supply enough orphan medicinal product.
PRIME designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or CAT are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

Brexit and the regulatory framework in the United Kingdom
In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the United Kingdom. This transition period ended on December 31, 2020. Since the regulatory framework in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom as United Kingdom legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The MHRA, the United Kingdom medicines and medical devices regulator, has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now that the transition period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time. On June 28, 2021, the European Commission issued a decision that the United Kingdom ensures an adequate level of protection for personal data transferred under the GDPR from the European Union to the United Kingdom.
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
Furthermore, coverage and reimbursement for products can differ significantly from payor to payor. One payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. In the United States, the principal decisions about reimbursement for new medicines are typically made by the U.S. Centers for Medicare & Medicaid Services, or CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so-called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other Member States allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be priced significantly lower.
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
Other U.S. Health Care Laws and Regulations
Although we currently do not have any products on the market, our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors expose us to broadly applicable healthcare regulation and enforcement by the U.S. federal government and the states and foreign governments in which we conduct our business, such as fraud and abuse, transparency and health information privacy rules and regulations. These laws include, without limitation:
•the federal anti-kickback statute, prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;
•the federal false claims laws, including the False Claims Act provides for civil whistleblower or qui tam actions, and the civil monetary penalties law, which among other things prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, for covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their business associates and covered subcontractors that provide services to, or on behalf of, the covered entity that involve individually identifiable health information;

•the federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services, or DHS, information related to payments and other transfers of value to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information related to payments and other transfers of value provided in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives;
•the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations pertaining to our financial relationships and interactions with foreign government officials, which prohibit U.S. companies and their employees, officers, and representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official (including, potentially, healthcare professionals in countries in which we operate or may sell our products), government staff member, political party, or political candidate to obtain or retain business or to otherwise seek favorable treatment; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by nongovernmental third-party payors, including private insurers.

In November 2020, the DHHS finalized significant changes to the regulations implementing the AKS, as well as the Physician Self-Referral Law (Stark Law) and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.
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
As previously mentioned, a primary trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding. As previously mentioned, a primary trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the Act. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact health care laws and regulations or our business.
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical and biologic products. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. In addition to the sweeping reforms contained in the ACA, other legislative changes have been proposed and adopted in the United States that may affect health care expenditures. For example, the 2020 Consolidated Appropriations Act (P.L. 116-94) included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS program for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.
The Biden Administration, which assumed control of the Executive Branch on January 20, 2021, has indicated that lowering prescription drug prices is a priority. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions.
We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of health care. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

Employees and Human Capital Resources
As of March 1, 2022, we had 74 full-time employees. Of these employees, 55 were engaged in research and development activities. Substantially all of our employees are based in Gaithersburg, Maryland. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Following is a summary of our Risk Factors:
•We have incurred significant operating losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

•We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
•If we are unable to successfully obtain approval for and commercialize NEXI-001 or NEXI-002 and our other product candidates or experience significant delays in doing so, our business will be materially harmed.
•Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed.
•We plan to initially target a small number of patients with our product candidates, and the market opportunities for these product candidates, if and when approved, may be limited to those patients who are ineligible for established therapies or have failed prior treatments and, accordingly, the opportunities may be small.
•Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•The AIM technology is a novel immunotherapy platform and therapies derived from it have not been tested in humans before. As a result, only limited human study data is available and it remains not fully known as to what kind of cytokines may be released.
•If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, if approved, and our ability to generate revenue will be materially impaired.
•If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•Our product candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
•Our product candidates are biologics and the manufacturing process for our product candidates is complex, generally more costly than traditional small molecule chemical compounds, and more difficult to reproduce. If we or any of our third-party manufacturers encounter manufacturing difficulties, our ability to provide or secure supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
•We rely on, and expect to continue to rely on, third parties to conduct our clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates, and our business could be substantially harmed.
•The third parties upon which we rely for the supply of the source materials, are our sole sources of supply and have limited capacity, and the loss of any of these suppliers could harm our business.
•Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•If we are unable to obtain and maintain intellectual property protection for our technology and products, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•We face risks related to health, pandemics, epidemics and outbreaks, including the coronavirus (COVID-19), which could significantly disrupt our preclinical studies and clinical trials.

A detailed discussion of the above Risk Factors follows below.

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
We are not profitable and have incurred significant losses in each period since our inception, including net losses of $50.9 million and $29.9 million for the years ended December 31, 2021 and 2020, respectively. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:
•completing research regarding, and nonclinical and clinical development of, our product candidates;
•obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials;
•developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own manufacturing capabilities and infrastructure;
•launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
•obtaining market acceptance of our product candidates as viable treatment options;
•addressing any competing technological and market developments;
•identifying, assessing, acquiring and/or developing new product candidates;
•negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•attracting, hiring, and retaining qualified personnel.
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
As of December 31, 2021, we had $81.8 million in cash, cash equivalents, and available-for-sale marketable securities. In February 2021, we completed the IPO for net proceeds of $114.6 million after deducting underwriting discounts and commissions and offering expenses. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to meet our anticipated cash requirements for at least twelve months from the issuance of these financial statements. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:
•the scope, progress, results and costs of nonclinical development, laboratory testing and clinical trials for our product candidates;
•the scope, prioritization and number of our research and development programs;
•the costs, timing and outcome of regulatory review of our product candidates;
•our ability to establish collaboration arrangements for the development of our product candidates on favorable terms, if at all;
•the extent to which we acquire or in-license other product candidates and technologies;
•revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel; and
•the costs associated with being a public company.
We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to raise additional funding will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be particularly challenging in light of the continued uncertainties and circumstances regarding the coronavirus, or COVID-19, pandemic. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.
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
Successful development of biopharmaceuticals is highly uncertain and depends on numerous factors, many of which are beyond our control. Immunotherapies that appear promising in the early phases of development may fail to reach the market for several reasons including:
•clinical study results that may show the immunotherapy to be less effective than expected (e.g., the study failed to meet its primary endpoint) or to have unacceptable side effects;
•failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis, or preparation of Biologics License Application, or BLA, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues;
•manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the immunotherapy uneconomical; and
•the proprietary rights of others and their competing products and technologies that may prevent the immunotherapy from being commercialized.
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
•educating medical personnel about the administration of the AIM product candidates;
•educating medical personnel regarding the potential side effect profile of our product candidates, such as the potential adverse side effects related to cytokine release syndrome, neurotoxicity or autoimmune or rheumatologic disorders. As the AIM technology is a novel immunotherapy platform and therapies derived from it have not been tested in humans before, only limited human study data is available, and it remains not fully known as to what kind of cytokines may be released. Medical personnel will need to continue to monitor on an ongoing basis;
•administering chemotherapy to patients in advance of administering our product candidates, which may increase the risk of adverse side effects;
•sourcing clinical and, if approved, commercial, supplies for the materials used to manufacture and process our product candidates;
•manufacturing the proteins necessary for the cell therapy and injections and issues with our facility, quality control or general production process may arise, which could delay the development of our product candidates;
•developing AIM INJ, a direct-injectable modality of the AIM technology that has not previously been demonstrated and may not work as originally contemplated;
•potentially moving the development of AIM INJ into the clinic, and addressing uncertainty around the regulatory requirements that may need to be met in connection with such an investigational new drug application, or IND;
•managing the risk in relying on one single source for the production of AIM nanoparticles, including the risk that if that source is unable to provide us with the necessary particles that may result in significant delays to our clinical trials;
•developing a robust and reliable T cell manufacturing process, including efficiently managing shipment of patient cells from and to clinical sites, minimizing potential contamination to the cell product and effectively scaling manufacturing capacity to meet demand;
•managing costs of inputs and other supplies while scaling production;
•using medicines to manage adverse side effects of our product candidates, which may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment;
•obtaining and maintaining regulatory approval from the FDA;
•addressing the broader uncertainty around the regulatory requirements and pathway for the approval of an adoptive cell therapy;
•establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.
We cannot be sure that our AIM technology will yield satisfactory products that are safe and effective, scalable, or profitable.
Although we are a cell therapy company our technology could become subject to many of the challenges and risks that gene therapies face, including:
•regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future.
•the FDA could recommend follow-up observation period of up to 15 years for all patients who receive our treatment. We may need to adopt such an observation period for our product candidates.
•clinical trials using genetically modified cells conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation.

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
Before we can generate any revenues from sales of our lead product candidates, we must complete the following activities for each of them, any one of which we may not be able to successfully complete:
•conduct additional preclinical and clinical development with successful outcomes;
•manage preclinical, manufacturing and clinical activities;
•obtain regulatory approval from the FDA and other comparable foreign regulatory authorities;
•establish manufacturing relationships for the clinical and post-approval supply of the applicable drug candidate in compliance with all regulatory requirements;
•build a commercial sales and marketing team, either internally or by contract with third parties;
•establish and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;
•develop and implement marketing strategies for successful commercial launch of our product candidates, if and when approved;
•secure and maintain acceptance of our products, if and when approved, by patients, from the relevant medical communities and from third-party payors;
•compete effectively with other therapies;
•establish and maintain adequate health care coverage and reimbursement from third-party payors;
•ensure continued compliance with any post-marketing requirements imposed by regulatory authorities, including any required post-marketing clinical trials or the elements of any post-marketing Risk Evaluation and Mitigation Strategy, or REMS, that may be required by the FDA or comparable requirements in other jurisdictions to ensure the benefits of the product outweigh its risks;
•maintain continued acceptable safety profile of the product candidates following approval; and
•invest significant additional cash in each of the above activities.
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
Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include:
•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
•delays in reaching a consensus with regulatory agencies on trial design;
•the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical trials;
•our INDs have been approved in a timely manner thus far, however the FDA may not agree with our approach and strategy, which could result in potential delays, and changes to our regulatory strategy;
•we may be required to complete additional preclinical studies in HLAs before we can proceed with our INDs;
•delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;
•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or trial sites; developments on clinical trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•delays in recruiting suitable patients to participate in our clinical trials;
•difficulty collaborating with patient groups and investigators;
•failure by our CROs, other third parties, or us to adhere to clinical trial requirements;
•failure to perform in accordance with the FDA’s current good clinical practice regulations, or cGCPs, requirements, or similar applicable regulatory guidelines in other countries;
•delays in having patients complete participation in a trial or return for post-treatment follow-up;
•patients dropping out of a trial;
•occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•the cost of clinical trials of our product candidates being greater than we anticipate;
•clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs;

•delays in developing our manufacturing processes and transferring to new third-party facilities to support future development activities and commercialization that are operated by contract manufacturing organizations, or CMOs, in a manner compliant with all regulatory requirements; and
•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.
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
Elsewhere in this Annual Report on Form 10-K we have provided a number of timing estimates regarding the initiation of clinical trials and clinical development milestones, and the expected availability of data resulting from these trials for certain of our product candidates. We expect to continue to estimate the timing of these types of development milestones and our expected timing for the accomplishment of various other scientific, clinical, regulatory and other product development objectives. From time to time, we may publicly announce the expected timing of some of these events. However, the achievement of many of these milestones and events may be outside of our control. All of these timing estimations are based on a variety of assumptions we make which may cause the actual timing of these events to differ from the timing we expect, including:
•our available capital resources and our ability to obtain additional funding as needed;
•the rate of progress, costs and results of our clinical trials and research and development activities;
•our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•our receipt of approvals by the FDA, European Medicines Agency, or EMA, and other regulatory authorities and the timing of these approvals;
•our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
•the efforts with respect to the commercialization of our product candidates;
•the securing of, costs related to, and timing issues associated with, manufacturing our therapeutic
•candidates and, if any of our product candidates are approved, associated with sales and marketing activities and the commercial manufacture of our product candidates; and
•circumstances arising from or relating to the COVID-19 pandemic, including potential effects on the global supply chain, our manufacturers and the availability of raw materials needed for the research and development of our product candidates.
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
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The COVID-19 pandemic has impacted the global economy and may continue to impact our operations, including the potential interruption of our clinical trial activities, regulatory reviews and our supply chain. For example, the COVID-19 pandemic may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak or other factors, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development or approval process for our product candidates.
At present, we are not experiencing significant impact or delays from COVID-19 on our business or operations. However, the enrollment of patients in, and the conduct of, our clinical trials have been, and we expect may continue to be, affected by the COVID-19 pandemic. In particular, the trial start date for our NEXI-002 clinical trial was delayed from April to September 2020. We have also experienced delays in transporting blood products from donors to manufacturing sites in California and in planned technology transfer in connection with our manufacturing process. The global outbreak of COVID-19 may further delay enrollment in our planned or ongoing clinical trials due to prioritization of hospital resources toward the outbreak, the protection of the health of patients and investigators at the clinical trial sites, and restrictions on work and travel. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors could significantly delay our ability to conduct clinical trials or release clinical trial results. We will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.
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
The FDA standard for approval of a biologic generally requires two well-controlled Phase III studies or one large and robust, well-controlled Phase III study in the patient population being studied that provides substantial evidence that a biologic is safe and effective for its proposed indication. Phase III clinical trials typically involve hundreds of patients, have significant costs and take years to complete. Product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA usually requires a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. Although we intend to request accelerated approval status for NEXI-001 and NEXI-002, we can provide no assurance that the FDA will grant such designation for either product candidate, nor can we provide any assurance that even if the FDA grants such designation that it will improve the likelihood that the agency will ultimately approve either product candidate.
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
A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:
•the risk-benefit balance of the medicinal product is positive;
•it is likely that the applicant will be in a position to provide the comprehensive clinical data;
•unmet medical needs will be fulfilled; and
•the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required.
The granting of a conditional marketing authorization is restricted to situations in which only the clinical part of the application is not yet fully complete. Incomplete nonclinical or quality data may only be accepted if duly justified and only in the case of a product intended to be used in emergency situations in response to public-health threats.
Conditional marketing authorizations are valid for one year, on a renewable basis. The holder is required to complete ongoing studies or to conduct new studies with a view to confirming that the benefit-risk balance is positive. In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data.
The granting of a conditional marketing authorization allows medicines to reach patients with unmet medical needs earlier than might otherwise be the case and ensure that additional data on a product are generated, submitted, assessed and acted upon. Although we may seek a conditional marketing authorization for one or more of our product candidates by the EMA, the EMA or CHMP may ultimately not agree that the requirements for such conditional marketing authorization have been satisfied.
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
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•we may be unable to demonstrate that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that the clinical and other benefits of our product candidates outweigh their safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, our own manufacturing facilities, or a third-party manufacturer’s facilities with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of studies in one set of patients or line of treatment may not be predictive of those obtained in another. We expect there may be greater variability in results for products processed and administered on a patient-by-patient basis, as anticipated for our product candidates which involve personalized T cell therapy, than for “off-the-shelf” products, like small molecule drugs which are not personalized for each patient. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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
Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or could result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, as toxicities resulting from personalized T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using our product candidates to understand their potential side effect profiles, both for our planned clinical trials and upon any commercialization of any product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in adverse effects to patients, including death. Any of these occurrences may materially harm our business, financial condition and prospects.
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw or limit their approvals of such products;
•regulatory authorities may require the addition of labeling statements, specific warnings or a contraindications;
•we may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
•we may be required to change the way such products are distributed or administered, or change the labeling of the products;
•the FDA or a comparable foreign regulatory authority may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety and efficacy of the products;
•we may decide to recall such products from the marketplace after they are approved;
•we could be sued and held liable for harm caused to individuals exposed to or taking our products; and
•our reputation may suffer.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:
•the size and nature of the patient population;
•the patient eligibility criteria defined in the protocol;
•the size of the study population required for analysis of the trial’s primary endpoints;
•the proximity of patients to trial sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•competing clinical trials for similar therapies or other new therapeutics not involving T cell based immunotherapy;
•clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;
•our ability to obtain and maintain patient consents; and
•the risk that patients enrolled in clinical trials will not complete a clinical trial.
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
Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing additional product candidates will require substantial additional funding beyond the net proceeds of this transaction and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:
•our platform may not be successful in identifying additional product candidates;
•we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•our product candidates may not succeed in preclinical or clinical testing;
•a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•competitors may develop alternatives that render our product candidates obsolete or less attractive;
•product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.
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
Although in the future we do intend to develop our own manufacturing facility, we also intend to use third parties as part of our manufacturing process and may, in any event, never be successful in developing our own manufacturing facility. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any manufacturers. This approval would require new testing and GMP and current good tissue practices, or cGTP compliance inspections by FDA, as applicable. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products.
•Our manufacturers may have little or no experience with autologous cell products, which are products made from a patient’s own cells, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates.
•Our third-party manufacturers might be unable to timely manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
•Contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.
•Our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our products, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products.
•Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current cGMP, or cGTP, if applicable and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
•We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.
•Our third-party manufacturers could breach or terminate their agreement with us.
•Raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.
•Our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters.
•Our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields.
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
In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. Although our agreements with our CMOs require them to perform according to certain cGMP and, if applicable, cGTP requirements such as those relating to quality control, quality assurance and qualified personnel, we cannot control the conduct of our CMOs to implement and maintain these standards. If any of our CMOs cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA, EMA or other comparable foreign authorities, we would be prevented from obtaining regulatory approval for our drug candidates unless and until we engage a substitute CMO that can comply with such requirements, which we may not be able to do. In addition, our CMOs are subject to inspection and approval by regulatory authorities before we can commence the manufacture and sale of any of our product candidates, and thereafter are subject to ongoing inspection from time to time. Our CMOs may not be able to comply with applicable cGMP or cGTP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Any such failure by us or any of our CMOs would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.
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
Designation as a breakthrough therapy is within the discretion of the FDA, and such designation does not change the standards for product approval. We intend to seek breakthrough therapy designation for some or all of our product candidates for the treatment of AML or MDS and MM, but there can be no assurance that we will receive breakthrough therapy designation. Even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, even after a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.
The review processes of regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable. If we are unable to obtain approval for our product candidates from applicable regulatory authorities, we will not be able to market and sell those product candidates in those countries or regions and our business could be substantially harmed.
The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug and biological products are, and will remain, subject to extensive regulation by the FDA in the United States and by the respective regulatory authorities in other countries, where regulatory requirements for such products differ. We are not permitted to market any of our biological product candidates in the United States until we receive approval of a BLA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory authorities in such countries. The time required to obtain approval, if any, by the FDA, EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials, if approval is obtained at all, and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the type, complexity and novelty of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical studies or clinical trials. We have not submitted a marketing application such as a BLA to the FDA, an MAA to the EMA, or any similar application to any other jurisdiction. We have limited experience in planning and conducting the clinical trials required for marketing approvals, and we have and expect to continue to rely on third-party CROs to assist us in this process. Obtaining marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our CMOs that could result in the candidate not being approved. Moreover, we have not obtained regulatory approval for any drug candidate in any jurisdiction and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.
Our biological product candidates could fail to receive, or could be delayed in receiving, regulatory approval for many reasons, including any one or more of the following:
•the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•upon review of our clinical trial sites and data, the FDA or comparable foreign regulatory authorities may find our record keeping or the record keeping of our clinical trial sites to be inadequate;
•the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies may fail to meet the requirements of the FDA, EMA or comparable foreign regulatory authorities;
•the FDA, EMA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing internally or with partners; and
•the change of the medical standard of care or the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.
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
In addition, even if we were to obtain regulatory approval in one or more jurisdictions, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve prices we may propose to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing circumstances could materially harm the commercial prospects for our drug candidates.
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
We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:
•differing regulatory requirements and reimbursement regimes in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign laws;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•business interruptions resulting from geo-political actions, including war and terrorism; and
•deteriorating relations between the United States and Russia resulting from the current situation involving Russia and Ukraine, including tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by other nations.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, particularly our chief executive officer, Kristi Jones, who is an at-will employee, and our scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.
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
As of March 1, 2022, we had 74 employees, most of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining, and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems, and procedures.
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
Further, collaborations involving our product candidates, such as our collaborations with third-party research institutions, are subject to numerous risks, which may include the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.
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
We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;

•the assumption of additional indebtedness or contingent liabilities;
•assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•our inability to achieve desired efficiencies, synergies or other anticipated benefits from such acquisitions or strategic partnerships;
•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
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
•decreased demand for our products;
•injury to our reputation;
•withdrawal of clinical trial participants and inability to continue clinical trials;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate; and
•a decline in our share price.
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
In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:
•obtaining regulatory approval to begin a trial, if applicable;
•the availability of financial resources to begin and complete the planned trials;
•reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining approval at each clinical trial site by an independent institutional review board, or IRB;
•recruiting suitable patients to participate in a trial in a timely manner;
•having patients complete a trial or return for post-treatment follow-up;
•clinical trial sites deviating from trial protocol, not complying with GCP, or dropping out of a trial;
•addressing any patient safety concerns that arise during the course of a trial;
•addressing any conflicts with new or existing laws or regulations;
•adding new clinical trial sites; or
•manufacturing qualified materials under cGMP for use in clinical trials.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors. See the risk factor above “—If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected” for additional information on risks related to patient enrollment. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Safety Monitoring Committee for such trial, or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP, and in certain cases cGTP, regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and cGTP and adherence to commitments made in any BLA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, cGTP, and GCP for any clinical trials that we conduct post-approval.
Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in the following among other things:
•restrictions on the manufacturing of the product, the approved manufacturers or the manufacturing process;
•restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•withdrawal of the product from the market;
•product recalls;
•warning or untitled letters from the FDA or comparable notice of violations from foreign regulatory authorities;
•refusal of the FDA or other applicable regulatory authority to approve pending applications or
•supplements to approved applications;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•suspension of any of our ongoing clinical trials;
•product seizure or detention or refusal to permit the import or export of products; and
•consent decrees, injunctions or the imposition of civil or criminal penalties.
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
The use of modified T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, and others in the medical community. For example, certain of the product candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:
•the clinical indications for which our product candidates are approved;
•physicians, hospitals, cancer treatment centers, and patients considering our product candidates as a safe and effective treatment;
•the potential and perceived advantages of our product candidates over alternative treatments;
•the prevalence and severity of any side effects;
•any restrictions on concomitant us of other medications
•product labeling or product insert requirements of the FDA or other regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA;
•the size of the market for such drug candidate, based on the size of the patient subsets that we are targeting, in their territories for which we gain regulatory approval and have commercial rights;
•the safety of the drug candidate as demonstrated through broad commercial rights;
•the adequacy of supply of our product candidates;
•the timing of market introduction of our product candidates as well as competitive products;
•the cost of treatment in relation to alternative treatments;
•the amount of upfront costs or training required for physicians to administer our product candidates;
•the availability of adequate coverage, reimbursement, and pricing by third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket in the absence of coverage and reimbursement by third-party payors and government authorities;
•support from patient advocacy groups
•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•the effectiveness of our sales and marketing efforts.
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
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, processing, storage and use of personally-identifying information including comprehensive regulatory systems in the United States and European Union, which, among other things, impose certain requirements relating to the privacy, security and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations by us or third parties to whom we contract certain types of work (like clinical trials) could result in enforcement action against us or such third parties, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
Some U.S. state governments have enacted or are considering enacting more stringent laws and regulations protecting personal information and data. For instance, California passed the California Data Privacy Protection Act of 2018 (the “CCPA”), which went into effect in January 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. In addition, the California Consumer Rights Act (“CPRA”) was recently enacted to strengthen elements of the CCPA and becomes effective January 1, 2023. A number of other states have considered similar privacy proposals, with states like Virginia and Colorado enacting their own privacy laws (also scheduled to come into effect in January 1, 2023 and July 1, 2023, respectively). These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
In the EU, we may be subject to the General Data Protection Regulation (GDPR) which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR applies to any company established in the European Economic Area, or EEA, (which includes the EU Member States plus Iceland, Liechtenstein, and Norway) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR establishes stringent requirements applicable to the processing of personal data, including strict requirements relating to the validity of consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions affording greater protection to and requiring additional compliance measures for “special categories of personal data” including health and genetic information of data subjects, mandatory data breach notification (in certain circumstances), “privacy by design” requirements, and direct obligations on service providers acting as processors. The GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in

place.If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.
The GDPR may also impose additional compliance obligations relating to the transfer of data between us and our subsidiaries or other business partners. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU), issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the EU Member States and the United States (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of EU data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.
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
Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-

effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
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
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the Act. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through June 30, 2022 (a 1% sequester will apply from April 1, 2022 through June 30, 2022). In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. In addition, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, particularly as a result of the new presidential administration. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
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
We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with applicable laws and regulations of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in significant regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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
Although we do not currently have any products on the market, upon commercialization of our drug candidates, if approved, we will be subject to additional health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Physicians, other health care providers and third-party payors will play a primary role in the recommendation, prescription and use of any product candidates for which we obtain marketing approval. Our future arrangements with such third parties may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain our business or financial arrangements and relationships through which we market, sell and distribute any products for which we may obtain marketing approval. Restrictions under applicable domestic and foreign health care laws and regulations include, but are not limited to, the following:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•U.S. federal false claims, false statements and civil monetary penalties laws, including the U.S. False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; actions may be brought by the government or a whistleblower and may include an assertion that a claim for payment by federal health care programs for items and services which results from a violation of the federal Anti-Kickback Statue constitutes a false or fraudulent claim for purposes of the False Claims Act;
•HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•analogous state and foreign laws and regulations relating to health care fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers;
•the FCPA and other anti-corruption laws and regulations pertaining to our financial relationships and interactions with foreign government officials;
•the U.S. federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act,” which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS, information related to physician payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals as well as the ownership and investment interests of physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;
•analogous state and foreign laws that require pharmaceutical companies to track, report and disclose to the government and/or the public information related to payments, gifts, and other transfers of value or remuneration to physicians and other health care providers, marketing activities or expenditures, or product pricing or transparency information, or that require pharmaceutical companies to implement compliance programs that meet certain standards or to restrict or limit interactions between pharmaceutical manufacturers and members of the health care industry;
•the U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal health care programs;
•HIPAA, which imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses and their business associates that perform certain services involving the use or disclosure of individually identifiable health information as well as their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates; and
•the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our partners.
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
We anticipate that we will file additional patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:
•if and when any patents will issue;
•the degree and range of protection any issued patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•whether others will apply for or obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•whether we will need to initiate litigation or administrative proceedings to defend our patent rights, which may be costly whether we win or lose.
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
Patents have a limited lifespan. In the United States and most foreign jurisdictions, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilars. Our issued patents will expire on dates ranging from 2034 to 2039, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2034 to 2042. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.
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
Further, there have been, and may continue to be, legislative and regulatory proposals at the U.S. federal and state levels and in foreign jurisdictions directed at broadening the availability and containing or lowering the cost of healthcare. In addition, existing legislation aimed at patient affordability in the United States such as the ACAmay be repealed or replaced. The continuing efforts of the government, insurance companies, managed care organizations and other third-party payors to contain or reduce costs of healthcare may adversely affect our ability to set prices for our products that would allow us to achieve or sustain profitability. In addition, governments may impose price controls on any of our products that obtain marketing approval, which may adversely affect our future profitability.
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
The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:
•the enrollment, completion or results of our current Phase I/II clinical trials of NEXI-001 and NEXI-002;
•any delay in identifying and advancing a clinical candidate for our other programs;
•any delay in our regulatory filings for NEXI-001, NEXI-002 or our future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results or delays, suspensions or terminations in future preclinical studies or clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of NEXI-001, NEXI-002 or any other product candidate or the failure of a regulatory authority to accept data from preclinical studies or clinical trials conducted in other countries;
•changes in laws or regulations applicable to NEXI-001, NEXI-002 or any other product candidate, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our manufacturers;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•our inability to establish collaborations, if needed;

•our failure to commercialize our product candidates, if approved;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of NEXI-001, NEXI-002 or any other product candidate;
•introduction of new products or services offered by us or our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•changes in the structure of the healthcare payment systems;
•overall performance of the equity markets;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•changes in accounting practices;
•ineffectiveness of our internal controls;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions;
•the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events.
•sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability; and
•other events or factors, many of which are beyond our control.
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
Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our common stock by:
•delaying, deferring or preventing a change in control;
•entrenching our management and the board of directors;
•impeding a merger, consolidation, takeover or other business combination involving us that other stockholders may desire; and/or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
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
We previously identified a material weakness in our internal control over financial reporting, which has been remediated. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.
We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any improvements and receiving a favorable attestation by our independent registered public accounting firm, if and when required.
If we are unable to achieve and maintain an effective internal control environment in our disclosure controls or internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets and our ability to complete acquisitions may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, The Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, and the covenants under certain agreements regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; and our stock price may decline.
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
As of December 31, 2021, there are 22,828,904 shares of common stock outstanding. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
We have registered on Form S-8 all shares of common stock that are issuable under our 2021 Equity Incentive Plan. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
Our amended and restated certificate of incorporation and amended and restated bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.
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
We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules, and any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
General Risk Factor
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters is located in Gaithersburg, Maryland, where we lease a total of approximately 22,800 square feet of office and laboratory space under a lease that is due to expire on June 30, 2027. We lease an additional 6,440 square feet of office space Gaithersburg, Maryland that is set to expire February 29, 2024. We anticipate that we will require additional office and laboratory space for our planned operations prior to the expiration of our current lease.
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
Holders of Our Common Stock
As of December 31, 2021, there were approximately 87 holders of record of shares of our common stock.
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
Recent Sales of Unregistered Equity Securities
We did not sell any of our unregistered securities during the year-ended December 31, 2021.
Use of Proceeds from Initial Public Offering
Our initial public offering of common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333- 252220) that was declared effective by the SEC on February 11, 2021. We issued and sold in aggregate 7,441,650 shares of common stock, which included 970,650 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. We have invested the net proceeds from the IPO in a money market fund and available-for-sale marketable securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 11, 2021.
Issuer Purchases of Equity Securities
Not applicable.
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
We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense. Our net loss was $50.9 million and $29.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $127.7 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.
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
As of December 31, 2021, we had cash, cash equivalents, and available-for-sale marketable securities of $81.8 million.
Components of our Results of Operations
Revenue
We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all.
Research and Development Expenses
To date, our research and development expenses have related primarily to development of NEXI-001 and NEXI-002 and related clinical trials, preclinical studies and other preclinical activities related to our portfolio. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Research and development expenses also include the accrual of minimum royalties under our Johns Hopkins license.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in our executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and insurance costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercialization activities and, if any product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.
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
Gain on Extinguishment of Debt
The gain on the extinguishment of debt is the result of our PPP Loan being forgiven by our lending institution through the application of the CARES Act.

Results of Operations
Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	37,456	$17,839	$19,617
General and administrative	15,799	10,012	5,787
Total operating expenses	53,255	27,851	25,404
Loss from operations	(53,255)	(27,851)	(25,404)
Other income (expense):
Interest income	53	21	32
Change in fair value of derivative liability	2,425	(442)	2,867
Gain on extinguishment of debt	844	—	844
Interest expense	(905)	(1,683)	778
Other (expense) income	(61)	89	(150)
Other income (expense)	2,354	(2,015)	4,369
Net loss	$(50,901)	$(29,866)	$(21,035)
Research and Development Expenses. Research and development expenses were $37.5 million and $17.8 million for the years ended December 31, 2021 and 2020, respectively. The increase of $19.6 million was due primarily to increases of $10.5 million on research and preclinical manufacturing, an increase of $1.9 million on clinical trial expenses, increases to salary and benefits of $3.7 million resulting from increased headcount, $2.6 million in stock compensation expense, and $0.9 million in consulting fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $15.8 million and $10.0 million for the years ended December 31, 2021 and 2020, respectively. The increase of $5.8 million was due primarily to increases of $1.7 million in salary and benefits resulting from increased headcount, $2.2 million in stock compensation expense, an increase of $2.5 million in professional fees and Directors and Officers insurance as a result of operating as public company, partially offset by a $0.6 million decrease in legal and consulting fees.
Change in Fair Value of Derivative Liability. The change in fair value of derivative liability was an increase of $2.4 million and a decrease of $0.4 million for the years ending December 31, 2021 and 2020, respectively. The increase reflected the remeasurement of the derivative liability immediately before the conversion of the convertible notes into shares of common stock upon the completion of the IPO in February 2021. Upon completion of the IPO, the derivative liability was settled and there is no future remeasurement.
Gain on Extinguishment of Debt. The gain on extinguishment of debt was $0.8 million for the year ended December 31, 2021. The increase was due to the PPP Loan forgiveness of $0.8 million. The was no debt extinguishment for the years ended December 31, 2020.
Interest Expense. Interest expense was $0.9 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. The decrease is due to the conversion of the convertible notes into shares of common stock upon the completion of the IPO in February 2021.

Results of Operations
Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$17,839	$15,172	$2,667
General and administrative	10,012	5,714	4,298
Total operating expenses	27,851	20,886	6,965
Loss from operations	(27,851)	(20,886)	(6,965)
Other (expense) income:
Interest income	21	254	(233)
Interest expense	(1,683)	(7)	(1,676)
Change in fair value of derivative liability	(442)	—	(442)
Other income (expense)	90	92	(2)
Other income / (expense)	(2,014)	339	(2,353)
Net loss	$(29,865)	$(20,547)	$(9,318)

Research and Development Expenses. Research and development expenses were $17.8 million and $15.2 million for the years ended December 31, 2020 and 2019, respectively. The increase of $2.7 million was due primarily to increases of $1.4 million for salary and benefits resulting from increased headcount, increases of $4.0 million on clinical trial expenses, increases of $0.3 million for supplies and increases of $0.2 million in other expenses. These increases are partially offset by decreases in consulting expenses of $0.8 million for regulatory related activities and decreases of $2.4 million for preclinical and manufacturing development work. We have not historically tracked internal research and development expenses by product candidate.

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
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had cash, cash equivalents, and available-for-sale marketable securities of $81.8 million.

Sources of Liquidity
We have financed our operations principally through private placements of our convertible preferred stock, our convertible promissory notes and the IPO.
Convertible Note Financing
From April 2020 through December 31, 2020, we issued $21,618,286 aggregate principal amount of convertible notes, which carried an interest at the rate of 6% per annum until converted into common shares upon completion of our IPO.
In January 2021, we issued an additional $9,031,480 aggregate principal amount of convertible notes, which carried an interest at the rate of 6% per annum until converted into common shares upon completion of our IPO.
Paycheck Protection Program Loan
On April 23, 2020, we entered into an unsecured loan agreement with JPMorgan Chase Bank, or Chase, under the terms of which Chase loaned us $843,619, or the PPP Loan, pursuant to the Paycheck Protection Program, or PPP, under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. In accordance with the requirements of the CARES Act, we used the proceeds primarily for payroll costs and other eligible expenses. The PPP Loan had a maturity date of April 23, 2022 and accrued interest at an annual rate of 0.98%. Interest and principal payments were deferred for the first six months of the loan. Thereafter, monthly interest and principal payments were due until the loan is fully satisfied. The promissory note evidencing the PPP Loan contains customary events of default resulting from, among other things, default in the payments. The use of loan proceeds must be for payroll costs, payment of interest on covered mortgage obligations, rent and utility costs over either an eight-week or 24-week period, at our option, following our receipt of the loan proceeds. We elected to use the proceeds over a 24-week period. We treated the PPP loan as debt under ASC 470, Debt. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. We submitted the PPP Loan forgiveness application in March 2021 and received full forgiveness of the $843,619 PPP Loan in July 2021. The Company recognized the $843,619 forgiveness as a gain on extinguishment of debt for the year ended December 31, 2021.
Initial Public Offering
In February 2021, we completed an IPO and issued and sold an aggregate 7,441,650 shares of common stock, which included 970,650 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs.
Cash Flows
The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2021 and 2020:

	Year ended December 31
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(45,785)	$(26,405)
Investing activities	(53,807)	222
Financing activities	124,888	22,085
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,296	$(4,098)
Operating Activities
Net cash used in operating activities was $45.8 million and $26.4 million for the years ended December 31, 2021 and 2020, respectively. The net cash used in operating activities for the year ended December 31, 2021 was primarily due to our net loss of $50.9 million, resulting from R&D expenditures of $37.5 million as we continue to ramp up our clinical program and $15.8 million of administrative expenses for salary and related expenses and professional fees. Our net loss is partially offset by $5.1 million in non-cash expenses and working capital changes.

The net cash used in operating activities for the year ended December 31, 2020 was primarily due to our net loss of $29.9 million, consisting of $17.8 million for R&D expenses primarily in pre-clinical research expenses as we prepared for our clinical program and began ramping up our clinical programs, and $10.0 million in administrative expenses for salary and related expenses and profession fees. These are partially offset by $3.5 million in non-cash expenses and working capital changes.
Investing Activities
Net cash used in investing activities was $53.8 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The net cash used by investing activities for the year ended December 31, 2021 was primarily due to the purchase of $90.5 million in available-for-sale marketable securities partially offset by the maturities of $39.0 million in available-for-sale marketable securities and by the purchase of property and equipment of $2.4 million.

The net cash provided by investing activities for the year ended December 31, 2020 was primarily due to maturities of available-for-sale marketable securities of $1.0 million, and collection of employee advance of $0.1 million partially offset by the purchase of property and equipment for $0.9 million.
Financing Activities
Net cash provided by financing activities was $124.9 million for the year ended December 31, 2021 primarily due to the net proceeds of $114.7 million from the IPO excluding financing costs paid in 2020, $9.0 million from the issuance of convertible debt and $1.2 million from the exercise of stock options.

Net cash provided by financing activities was $22.1 million for the year ended December 31, 2020 primarily due to the net proceeds of $20.7 million from the issuance of convertible debt and the receipt of $0.8 million under a PPP loan.
Funding Requirements
We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
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
Derivative Financial Instruments
In connection with our issuance of the convertible notes, we assessed all terms and features of the convertible notes to identify any potential embedded features that would require bifurcation. As part of this analysis, we assessed the economic characteristics and risks of the convertible notes including the conversion, put and call features. We bifurcated the share-settled redemption features and recorded them as a derivative liability in our balance sheet. We completed our IPO on February 11, 2021, which triggered the mandatory conversion of all the outstanding Convertible Notes plus accrued interest. Upon conversion of the Convertible Notes, the outstanding Convertible notes principal plus accrued interest thereon, net of unamortized debt discounts was reclassified to stockholders’ equity (deficit).
The derivative instruments were re-measured at the end of each reporting period with changes in fair value recorded in the statements of operations in other income (expense) as a change in fair value of the derivative liability. We utilized a valuation specialist in determining the fair value of the derivative liability. The fair value assessment incorporated management’s assumptions for probabilities of conversion occurrence through maturity, stock price, stock volatility, credit spread, risk-free interest rates and the stock dividend yield.
Stock-Based Compensation Expense
Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 3, “Summary of significant accounting policies” for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the years ended December 31, 2021 and 2020.
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
In determining the fair value of our common stock underlying stock option grants prior to our IPO for the years ended December 31, 2021 and 2020, we estimated the enterprise value of our business using the back-solve method and the OPM to allocate enterprise value. The back-solve method is a market approach that assigns an implied enterprise value based on the most recent round of funding or investment and allows for the incorporation of the implied future benefits and risks of the investment decision assigned by an outside investor. We believed the OPM was the most appropriate method given the expectation of various potential liquidity outcomes and the difficulty of selecting and supporting appropriate enterprise values given our early stage of development.
Options granted after the Company’s IPO are issued at the fair market value of the Company’s common stock at the date the grant is approved by the Board.
Other Company Information
Net Operating Loss and Research and Development Carryforwards and Other Income Tax Information
At December 31, 2021, we had federal and state net operating loss carryforwards of $115.4 million and federal research credit carryforwards of $0.3 million. Approximately $10.5 million of the federal NOL was generated prior to 2018 and will expire in increments through 2037 beginning in 2035, while the remaining $104.8 million will be carried forward indefinitely. The state NOL will expire in increments through 2037, beginning expiring in 2035. The federal research and development tax credit carryforwards, if not utilized, will expire beginning in 2037.
We believe that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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
Changes in Internal Control Over Financial Reporting
Other than the remediation of our previously disclosed material weakness that related to our internal control infrastructure as of December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On March 8, 2022 the Company and Ms. Jones entered into an employment agreement with respect to her service as President and Chief Executive Officer, to be effective February 15, 2022 (the “Jones Employment Agreement”). Pursuant to the Jones Employment Agreement Ms. Jones will receive an annual base salary of $538,000, subject to increase by our board of directors in its discretion. Ms. Jones is also eligible to receive an annual cash bonus with a target of fifty percent (50%) of her annual salary (“Bonus”). The Bonus award, will be determined by the board of directors and based on such factors that our board of directors deems appropriate. In connection with her appointment Ms. Jones is also eligible to participate in the Company’s equity incentive plans and will receive on April 5, 2022, an option (the “Stock Option”) to acquire up to 456,000 shares of our common stock, par value $0.0001 per share (“Common Stock”) under the 2021 Plan at an exercise price equal to the Fair Market Value (as defined in the 2021 Plan) of a share of the Company’s Common Stock on the grant determined in accordance with the terms of the 2021 Plan. The Stock Options will have three-year term and 25% of the shares subject to the new option will vest on the first anniversary of the grant date and the remaining shares will vest in equal monthly installments over the next 36 months. The Stock Options are subject to Ms. Jones continued service with the Company through the applicable vesting dates.
Under the terms of Ms. Jones’s Employment Agreement, if Ms. Jones’s employment is terminated other than for cause, or (2) Ms. Jones terminates her own employment as a result of a material breach of her Employment Agreement, including any material diminution in the nature or scope of Ms. Jones’s authorities, powers, functions, duties or responsibilities, following a cure period (a “Constructive Termination”), Ms. Joneis entitled to receive the following severance benefits: a severance payment equal to 12 months of her then-current salary paid in installments; and a severance payment equal to the ProRata Bonus. If Ms. Jones’s employment is terminated other than for cause or Ms. Jones terminates her own employment as a “Constructive Termination” in connection with the closing of a Change in Control or during the 12 month period following such closing, Ms. Jones is entitled to receive the following severance benefits: (i) a severance payment equal to 1.5 times the sum of her then-current base salary and target bonus, paid in a single lump sum; (ii) accelerated vesting and exercisability of then-unvested portion of the outstanding option awards along with any other restricted stock, stock options or other equity subject to forfeiture or rights of repurchase held by Ms. Jones; and (iii) a severance payment equal to the ProRata Bonus. All severance benefits are conditioned upon Ms. Jones’s execution of a release of claims in our favor.
The foregoing descriptions of the Jones Employment Agreement is qualified in its entirety by reference to the full text of the agreement, which has been filed as an exhibit to this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
The following table provides information regarding our executive officers and directors as of March 1, 2021:

Name	Age	Position
Executive Officers:
Kristi Jones	58	President, Chief Executive Officer and Director
John Trainer, M.B.A.	48	Chief Financial Officer
Jerome (Jerry) Zeldis, M.D., Ph.D.	71	Executive Vice President of Research and Development
Robert (Bob) Knight, M.D.	71	Chief Medical Officer

Non-Employee Directors:
Sol J. Barer, Ph.D.(2)(3)	74	Chairman of the Board of Directors
Alan S. Roemer, M.B.A., M.P.H.(1)	52	Director
Tim Bertram, Ph.D.(1)(2)	66	Director
Paul D’Angio, R.P.H., M.S.J.(1)(2)	63	Director
Zhengbin (Bing) Yao, Ph.D.(3)	56	Director
Grant Verstandig(3)	32	Director
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Governance Committee.
Executive Officers
Kristi Jones has served as our President and Chief Executive Officer and as a member of our board of directors sinceFebruary 2022. She served as our Chief Operating Officer from March 2018 to February 2022, our Chief Business Officer from June 2017 to March 2018, and as a consultant to the Company from September 2015 to February 2017. Prior to joining us, from 2013 to 2015, Ms. Jones served as Vice President of Portfolio Strategy at AstraZeneca. From November 2011 to July 2013 she served as Vice President of Global Strategic Marketing at MedImmune. Prior to that, Ms. Jones held multiple leadership roles with increasing responsibility at Genentech where she worked for 16 years, including Head of Immunology and Ophthalmology Global Product Strategy, Life Cycle Lead and Franchise Management. Ms. Jones has held roles in Strategy, Business Development, Commercial Operations, Managed Care, Marketing and Sales. Ms. Jones serves on the Life Science Panel for Springboard Enterprises focused on start-up companies led by women and on the Cell Therapy Committee for the Alliance of Regenerative Medicine. Ms. Jones received her Pharmacy degree from the University of Texas, College of Pharmacy and her B.S. in Biology from Texas Tech University. We believe that Ms. Jones’ qualifications to serve on the board of directors include her extensive executive leadership in the life sciences industry and her knowledge of our business, having previously served in several senior positions with the company.
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
Jerome B. Zeldis, M.D., Ph.D. has served as our Executive Vice President of Research and Development since January 2021. He was Chief Medical Officer and President of Clinical Research, Regulatory, and Safety at Sorrento Therapeutics, and Chief Executive Officer of Celgene Global Health and Chief Medical Officer of Celgene Corporation, Summit, NJ. Prior to that he was Celgene’s Senior Vice President of Clinical Research and Medical Affairs and has been at Celgene since February 1997. He attended Brown University for an A.B., M.S., followed by Yale University for an M.Phil., M.D., Ph.D. in Molecular Biophysics and Biochemistry (immunochemistry). Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health

Sciences and Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. He was Assistant Professor of Medicine at the Harvard Medical School, Associate Professor of Medicine at University of California, Davis, Clinical Associate Professor of Medicine at Cornell Medical School and Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, New Jersey. Prior to working at Celgene, Dr. Zeldis worked at Sandoz Research Institute and Janssen Research Institute in both clinical research and medical development. He is currently on the board of PTC Therapeutics, Soligenix, Immodulon, NexGel, and was previously on the board of BioSig Technologies.
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
Non-Employee Directors
Sol J. Barer, Ph.D. has served as the Chairman of our board of directors since November 2019. Dr. Barer has served as Chairman of the Hackensack Meridian Health Center for Discovery & Innovation since June 2018 and as a member of Barer & Son Capital, an investment fund focused on capitalizing early-stage breakthrough biotechnology companies, since 2017. Dr. Barer also serves on the boards of directors of several public companies, including Teva Pharmaceutical Industries Limited as Chairman and ContraFect Corporation as lead Director. Dr. Barer previously served as Chairman and director of InspireMD, Inc. from 2011 to 2017, and as a director of Amicus Therapeutics, Inc. from 2009 to 2017 and Aegerion Pharmaceuticals, Inc. from 2011 to 2016. From 1987 to 2011, Dr. Barer held various leadership positions at Celgene. He served as Chairman of Celgene from January 2011 to June 2011, Executive Chairman from June 2010 to January 2011, and Chairman and Chief Executive Officer from May 2006 to June 2010. He was previously President of Celgene from 1993 to May 2016 and Chief Operating Officer from 1994 to May 2006. Dr. Barer was the founder of the biotechnology group at the Celanese Research Company that was subsequently spun off as Celgene. Dr. Barer also served as the Chairman and director of Edge Therapeutics from 2011 to 2019 and as the Chairman of Aevi Genomic Medicine from 2012 to 2021. Dr. Barer received his Ph.D. in organic and physical chemistry from Rutgers University and his B.S. in chemistry from Brooklyn College of the City University of New York. We believe that Dr. Barer’s qualifications to serve on our board of directors include his significant scientific, executive and board leadership experience in the biopharmaceutical industry.
Alan S. Roemer, M.B.A., M.P.H. has served as a member of our board of directors since February 2017 and served as chair of our board of directors from December 2017 to November 2019. He has served as chair and a member of the board of directors of IN8bio, Inc., a public biotechnology company, since September 2020; chair and a member of the board of directors of UTILITY therapeutics Ltd., a private biotechnology company, since March 2020; a member of the board of directors of Bit.Bio Ltd., a private synthetic biology company, since August 2021; a member of the board of directors of Envisagenics, Inc., a private artificial intelligence company, since September 2021; and a member of the board of trustees of the Helene Fuld College of Nursing since June 2014. Mr. Roemer was a founding leadership team member and senior vice president of Roivant Sciences, Inc., a private biopharmaceutical company, from the company’s inception May 2014 to August 2019, where he held various senior management roles responsible for finance, operations and corporate development. From March 2015 to August 2015, he also served as principal financial and accounting officer of Axovant Sciences Ltd., a public biopharmaceutical company, and a founding leadership team member and chief financial officer of its wholly owned subsidiary, Axovant Sciences, Inc. Prior to Roivant and Axovant, Mr. Roemer served in various executive roles, including managing director of the Trout Group LLC and Trout Capital LLC from 2009 to 2014, chief financial officer and treasurer of Zelos Therapeutics, Inc. from 2008 to 2009, and vice president of Pharmasset, Inc. 1999 to 2008, which was subsequently acquired by Gilead Sciences, Inc Mr. Roemer has also served as a member of the board of directors of SomPharmaceuticals SA, a private biopharmaceutical company, from August 2012 to May 2016, until its acquisition by Amryt Pharma plc. Mr. Roemer received a B.S. in Business Administration from Georgetown University and his MBA and MPH degrees from Emory University’s Goizueta Business School and Rollins School of Public Health. We believe that Mr. Roemer’s qualifications to serve on our board include significant executive and board leadership experience in the biopharmaceutical industry
Tim Bertram, Ph.D. has served as a member of our board of directors since January 2017. Dr. Bertram currently serves as Chief Executive Officer and board member of ProKidney. Since January 2019, Dr. Bertram has served as Chief Executive Officer of Twin City Bio LLC, a contract development and manufacturing service for pharmaceutical and biotech companies focused on cell-based therapies. Since May 2005, Dr. Bertram served as Chief Executive Officer and as a member of the board of directors of inRegen, a clinical-stage cellular therapeutics company focused on the treatment of chronic renal disease. Prior to that, he served as Chief Executive Officer of RegenMed Therapeutics. He served as Chief Scientific Officer of Tengion Inc.

from 2004 to 2014 after serving as President of Research and Development where he brought four cell-based therapeutic products from discovery through Phase 2 clinical development. Dr. Bertram was involved in the development and registration of eight medical products while serving as a senior executive at Pfizer Inc., SmithKline Beecham Pharmaceuticals, and The Procter & Gamble Company. He was a faculty member at the University of Illinois, and a visiting scientist at the National Institutes of Health. Tengion Inc. filed a voluntary chapter 7 bankruptcy petition in December 2014. Dr. Bertram received his D.V.M. and Ph.D. in Cellular Pathology from Iowa State University and was board certified in Veterinary Pathology in 1984. We believe that Dr. Bertram’s qualifications to serve on our board of directors include his leadership experience in drug development at public and private biotechnology companies, along with his leadership in the innovation of cellular therapeutics.
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
Zhengbin (Bing) Yao, Ph.D. has served as a member of our board of directors since January 2017. Dr. Yao brings more than 20 years’ experience in the biopharmaceutical industry. Dr. Yao is currently CEO and Chairman of ArriVent BioPharma. He has served as Chief Executive Officer of Viela Bio, Inc., a clinical-stage biotechnology company focused on autoimmune and severe inflammatory diseases, from February 2018 and as Chairman of its board of directors from January 2019 to March 2021. From October 2010 to February 2018, Dr. Yao served in various leadership roles at MedImmune, most recently as Senior Vice President, Head of Respiratory, Inflammation, Autoimmune iMED. Dr. Yao also served as Senior Vice President, Head of Immuno-Oncology Franchise, of AstraZeneca. Prior to his tenure at MedImmune and AstraZeneca, Dr. Yao served as Head of PTL for Immunology, Infectious Diseases, Neuroscience, and Metabolic Disease of Genentech. Previously, Dr. Yao was Vice President and Head of Research of Tanox, Inc., before it was acquired by Genentech in 2007. Dr. Yao serves on the board of directors of Immune-Onc Therapeutics, Inc., a private biotechnology company developing biotherapies for cancer. Dr. Yao received his M.S. in Immunology from Anhui Medical University in Anhui, China and his Ph.D. in Microbiology and Immunology from the University of Iowa. We believe that Dr. Yao’s qualifications to serve on our board of directors include his significant experience in the biopharmaceutical industry, particularly in autoimmune disease, and his experience serving as a chief executive officer of a publicly-traded biotechnology company.
Grant Verstandig has served as a member of our board of directors since January 2021. Mr. Verstandig is currently the Co-Founder and Chairman of Red Cell Partners, an investment and incubation firm that backs, builds, and scales early stage technology-led companies in the healthcare and national security sectors. Mr. Verstandig was the founder and CEO of Rally Health, Inc., a consumer centric digital health company acquired by UnitedHealth Group. He is also the co-founder and Executive Chairman of Epirus, a venture-backed directed energy company that creates counter-UAS systems and power management solutions for multiple applications, and co-founder of Spycraft Entertainment, a content and entertainment production company focused on intelligence and military operations. Mr. Verstandig also serves on the National Council for the American Enterprise Institute and is a founding member of the Greater Washington Partnership where he is currently a director. Mr. Verstandig has served as an advisor to several organizations in the health, defense, foreign policy and intelligence spaces, and is a senior advisor to the National Security Agency on advanced analytics, technology and artificial intelligence. Mr. Verstandig attended Brown University. We believe that Mr. Verstandig’s qualifications to serve on our board of directors include his healthcare industry experience, along with his leadership in the innovation of technology-enabled health services.
Board Composition
As of March 1, 2022, our board of directors consisted of seven members, all of whom are members pursuant to the board composition provisions of our existing fifth amended and restated certificate of incorporation. Our board of directors may consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. We have no formal policy regarding board diversity. Our board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape and professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. Our sixth amended and restated certificate of incorporation and amended and restated by-laws that will become effective upon the completion of this offering will provide that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.
Director Independence
Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the board of directors, the audit committee or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.
Our board of directors has determined that all members of our board of directors, except Kristi Jones, are independent directors, including for purposes of the rules of The Nasdaq Stock Market and relevant federal securities laws and regulations. There are no family relationships among any of our directors or executive officers.
Staggered Board
Our board of directors is divided into three staggered classes of directors of the same or nearly the same number, and each is assigned to one of the three classes. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2022 for Class I directors, 2023 for Class II directors, and 2024 for Class III directors:
•our Class I directors are Mr. D’Angio and Dr. Zhengbin (Bing) Yao;
•our Class II directors are Mr. Roemer, Dr. Bertram and Mr. Verstandig; and
•our Class III directors are Dr. Barer and Ms. Jones.
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
•selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;
•ensuring the independence of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year-end operating results;
•establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
•considering the effectiveness of our internal controls and internal audit function;
•reviewing material related-party transactions or those that require disclosure; and
•approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

A copy of the Audit committee’s written charter is publicly available on our website at https://ir.neximmune.com/investors/corporate-governance.
Compensation committee. Our Compensation committee has three members, Tim Bertram (Chairman), Sol Barer, and Paul D’Angio. Our Compensation committee’s role and responsibilities are set forth in the Compensation committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of our board of directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation committee also administers our 2021 Equity Incentive Plan. The Compensation committee is responsible for recommending to the Board the compensation for our chief executive officer, and conducts its deliberations or voting with respect to that issue without the chief executive officer present. All members of the Compensation committee qualify as independent under the definition promulgated by the Nasdaq Listing Rules.
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
The Compensation committee has the sole authority to obtain, at our expense, advice and assistance from compensation consultants, legal counsel, experts and other advisors that the Compensation committee deems advisable in the performance of its duties. The Compensation committee has the sole authority to approve any such consultants’ or advisors’ fees and other retention terms. The Compensation committee may select any such consultant, counsel, expert or adviser to the Compensation committee, only after taking into consideration factors that bear upon the adviser’s independence. The Compensation committee’s independent compensation consultant during fiscal year 2021 was The Radford Group (“Radford”). Radford is engaged by, and reports directly to, the Compensation committee, which has the sole authority to hire or fire Radford and to approve fee arrangements for work performed. Radford assists the Compensation committee in fulfilling its responsibilities under its charter, including advising on proposed compensation packages for executive officers, compensation program design and market practices generally. The Compensation committee has authorized Radford to interact with management on behalf of the Compensation committee, as needed in connection with advising the Compensation committee, and Radford is included in discussions with management and, when applicable, the Compensation committee’s outside legal counsel on matters being brought to the Compensation committee for consideration.
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
Nominating and Governance committee. Our Nominating and Governance committee (“Nominating Committee”) has three members, Sol Barer, Ph.D. (Chairman), Zhengbin (Bing) Yao, Ph.D., and Grant Verstandig. Our Board of Directors has determined that all members of the Nominating Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Nominating Committee’s responsibilities are set forth in the Nominating Committee’s written charter and include:
•evaluating and making recommendations to the full Board as to the composition, organization and governance of our board of directors and its committees,
•evaluating and making recommendations as to director candidates,
•evaluating current Board members’ performance
•overseeing the process for CEO and other executive officer succession planning, and
•developing and recommending governance guidelines for the Company.
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
If a stockholder wishes to propose a candidate for consideration as a nominee for election to our board of directors, it must follow the procedures described in our Bylaws. In general, persons recommended by stockholders will be considered in accordance with our Policy on Stockholder Recommendation of Candidates for Election as Directors appended to our Nominating Committee’s written charter. Any such recommendation should be made in writing to the Nominating and Governance Committee, care of our Corporate Secretary at our principal office and should be accompanied by the following information concerning each recommending stockholder and the beneficial owner, if any, on whose behalf the nomination is made:
•all information relating to such person that would be required to be disclosed in a proxy statement;
•certain biographical and share ownership information about the stockholder and any other proponent, including a description of any derivative transactions in the Company’s securities;
•a description of certain arrangements and understandings between the proposing stockholder and any beneficial owner and any other person in connection with such stockholder nomination; and
•a statement whether or not either such stockholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of voting shares sufficient to carry the proposal.
The recommendation must also be accompanied by the following information concerning the proposed nominee:
•certain biographical information concerning the proposed nominee;
•all information concerning the proposed nominee required to be disclosed in solicitations of proxies for election of directors;
•certain information about any other security holder of the Company who supports the proposed nominee;
•a description of all relationships between the proposed nominee and the recommending stockholder or any beneficial owner, including any agreements or understandings regarding the nomination; and
•additional disclosures relating to stockholder nominees for directors, including completed questionnaires and disclosures required by our Bylaws.
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
Board Leadership Structure
The positions of our chairman of the board and chief executive officer are separated, with Ms. Jones serving as our Chief Executive Officer and Dr. Barer serving as the chairman of our board of directors. Separating these positions allows Ms. Jones, as our Chief Executive Officer, to focus on our day-to-day business, while allowing the chairman of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort and energy that Ms. Jones, as our Chief Executive Officer, must devote to her position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors. Our board of directors believes its administration of its risk oversight function has not affected its leadership structure. Our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors, executive officers, and persons owning more than 10% of any class of a company’s equity securities registered under Section 12 of the Exchange Act to file reports on a timely basis on the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of such equity securities with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish those companies copies of all Section 16(a) forms they file.
Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis during the year ended December 31, 2021, with the exception of a Form 4 filing for John Trainer filed late on May 19, 2021 related to transactions that occurred on April 8, 2021 and May 8, 2021.
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
Item 11. Executive Compensation.
Summary Compensation Table
The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2021 and 2020 to our Chairman, Chief Executive Officer and President, our three next most highly compensated executive officers and our Chief Financial Officer, each of whom earned more than $100,000 during the fiscal years ended December 31, 2021 and 2020, and was serving as an executive officer as of such date.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Scott Carmer (5)	2021	509,210	195,700	3,587,386	9,043	4,301,339
President and Chief Executive Officer	2020	388,331	122,360	—	7,669	518,360
Kristi Jones	2021	362,797	142,898	984,491	15,171	1,505,357
Chief Operating Officer	2020	308,212	77,692	—	11,577	397,481
John Trainer	2021	362,000	138,000	338,897	14,670	853,567
Chief Financial Officer	2020	329,077	—	668,977	8,758	1,006,812
Jerome Zeldis (4)	2021	396,017	—	3,935,874	9,773	4,341,664
EVP, Head of Research & Development
Robert Knight (4)	2021	444,615	—	2,456,903	10,156	2,911,674
Chief Medical Officer
(1)The amount represents Bonuses earned for 2019 and 2020 then paid in 2020 and 2021, respectively.
(2)These amounts represent the aggregate grant date fair value for option awards granted during the fiscal year ended December 31, 2021, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 3 to our financial statements for the fiscal year ended December 31, 2020 included elsewhere in this filing.
(3)The amounts in this column include our 401(k) match contribution for each named executive officer.
(4)Mr. Zeldis and Mr. Knight joined the Company in 2021.
(5)Mr. Carmer resigned as President and Chief Executive Officer and as a director of the Company effective as of February 12, 2022.
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
Annual Cash Bonus Opportunities
Under our annual bonus program for 2021, each named executive officer was eligible to be considered for an annual bonus based by our compensation committee assessment of our performance in 2019. Each named executive officer was assigned a target bonus expressed as a percentage of their base salary, which was 50% for Mr. Carmer, 45% for Mr. Zeldis, 40% for Ms. Jones, Mr. Trainer, and Mr. Knight. Our board of directors approved performance bonuses for the named executive officers as reflected in the column of the Summary Compensation Table above entitled “Bonus.”
Bonus targets for the named executive officers are 50% for the Chief Executive Officer, and 40% for the Chief Operating Officer, Chief Financial Officer, and Chief Medical Officer. These are adjusted for company performance for the year based on an assessment by the compensation committee.
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
Kristi Jones
We entered into an employment agreement dated as of March 8, 2022 with Ms. Jones with respect to her service as our President and Chief Executive Officer. Under the terms of the agreement, Ms. Jones will receive an annual base salary of $538,000, subject to increase by our board of directors in its discretion. Ms. Jones is also eligible to receive an annual cash bonus with a target of fifty percent (50%) of her annual salary over the time period covered by the bonus in the sole discretion of our board of directors and based on such factors that our board of directors deems appropriate. Ms. Jones is also eligible to participate in our equity incentive plans and will receive on April 5, 2022, an option to acquire up to 456,000 shares of our common stock under the 2021 Plan at an exercise price equal to the Fair Market Value (as defined in the 2021 Plan) of a share of the Company’s Common Stock on the grant determined in accordance with the terms of the 2021 Plan. 25% of the shares subject to the new option will vest on the first anniversary of the grant date and the remaining shares will vest in equal monthly installments over the next 36 months. Ms. Jones is also entitled to participate in our health insurance and other employee benefit plans and to receive reimbursement for business expenses and up to $15,000 of attorney’s fees incurred in connection with the negotiation of her employment agreement.
Ms. Jones’s employment agreement provides that in the event that (1) Ms. Jones’s employment is terminated other than for cause, or (2) Ms. Jones terminates her own employment as a result of a material breach of her employment agreement by us, including any material diminution in the nature or scope of Ms. Jones’s authorities, powers, functions, duties or responsibilities, following a cure period (a “Constructive Termination”), she is entitled to receive the following severance benefits: (i) a severance payment equal to 12 months of her then-current salary paid in installments; (ii) a severance payment equal to the ProRata Bonus (as defined in the employment agreement); and (iii) eligibility for at least 12 months of healthcare coverage through COBRA. If Ms. Jones’s employment is terminated other than for cause or Ms. Jones terminates her own employment as a “Constructive Termination” in connection with the closing of a Change in Control (as defined in the employment agreement) or during the 12 month period following such closing, she is entitled to receive the following severance benefits: (i) a severance payment equal to 1.5 times the sum of her then-current base salary and target bonus, paid in a single lump sum; (ii) accelerated vesting and exercisability of then-unvested portion of the outstanding option awards along with any other restricted stock, stock options or other equity subject to forfeiture or rights of repurchase held by Ms. Jones; (iii) a severance payment equal to the ProRata Bonus (as defined in the employment agreement), and (iv) eligibility for 18 months of healthcare coverage through COBRA. All severance benefits are conditioned upon Ms. Jones’s execution of a release of claims in our favor. If as a result of a termination of her employment Ms. Jones becomes subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Ms. Jones is subject to a modified cutback of the payments and benefits she would otherwise receive in connection with a change in control, such that she would retain the higher of the net amount she would receive if such payments were reduced to avoid payment of the excise tax and the net amount she would receive if she received such payments in full and paid the excise tax. On any termination of Ms. Jones’s employment, including due to her death or disability, she or her beneficiary is entitled to payment of all accrued and unpaid base salary, any earned but unpaid bonus, payment for all accrued but unused vacation time for the then-current annual period and all unreimbursed business expenses incurred through the date of termination. In the event of termination of her employment due to death or disability, she or her beneficiary, or if no such person is designated, her estate or personal representative, is also entitled to the ProRata Bonus (as defined in the employment agreement).
For the 2021 fiscal year, Ms. Jones was paid an annual bonus of $142,898, and was also granted options to purchase 84,207 shares of our common stock. For the 2020 fiscal year, Ms. Jones was paid an annual bonus of $77,692. Ms. Jones’ 2021 options grant is subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining three years, subject to Ms. Jones’s continued service through each vesting date.
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
For the 2021 fiscal year, Mr. Trainer was paid an annual bonus of $138,000, and was also granted options to purchase 28,987 shares of our common stock. For the 2020 fiscal year, Mr. Trainer was granted options to purchase 164,718 shares of our common stock. The options granted to Mr. Trainer are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining three years, subject to Mr. Trainer’s continued service through each vesting date.
Jerome Zeldis
We entered into an employment agreement dated as of January 4, 2021 with Mr. Zeldis with respect to his service as our Executive Vice President, Head of Research and Development. Under the terms of the agreement, Mr. Zeldis was entitled to an initial annual base salary of $385,000, subject to increase by our board of directors. Mr. Zeldis was entitled to receive options to purchase 351,016 shares of our common stock. Pursuant to the terms of the agreement, Mr. Zeldis is also entitled to receive an annual cash bonus of up to 45% of his then-current base salary in the sole discretion of our board of directors and based on such factors that our board of directors deems appropriate. Mr. Zeldis is also eligible to participate in our equity incentive plans and is entitled to participate in our health insurance and other employee benefit plans and to receive reimbursement for business expenses.
Mr. Zeldis’s employment agreement provides that in the event that (1) Mr. Zeldis’s employment is terminated other than for cause, (2) Mr. Zeldis terminates his own employment as a result of a material breach of his employment agreement by the Company, including any material diminution in the nature or scope of Mr. Zeldis’s authorities, powers, functions, duties or responsibilities, following a cure period (a “Constructive Termination”), or (3) a change of control of the Company occurs, he is entitled to receive the following severance benefits: (i) a severance payment equal to 12 months of his then-current salary and a pro-rata share of Mr. Zeldis’s bonus target (45% of then-current salary) paid in installments; (ii) accelerated vesting and, if applicable, exercisability of the then-unvested portion of each of his outstanding equity awards; and (iii) eligibility for at least 18 months of healthcare coverage through COBRA. These severance benefits are conditioned upon Mr. Zeldis’s execution of a release of claims in favor of the Company. In the event that Mr. Zeldis’s employment is terminated due to his death or disability, he or his beneficiary is entitled to payment of all accrued and unpaid base salary, payment for all accrued but unused vacation time for the then-current annual period, all unreimbursed business expenses incurred through the date of termination and a pro-rata portion of his annual bonus.
For the 2021 fiscal year, Mr. Zeldis was granted options to purchase 351,016 shares of our common stock. The options granted to Mr. Zeldis are subject to a two-year vesting schedule, with 50% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining one year, subject to Mr. Zeldis’s continued service through each vesting date.

Robert Knight
We entered into an employment agreement dated as of January 6, 2021 with Mr. Knight with respect to his service as our Chief Medical Officer. Under the terms of the agreement, Mr. Knight was entitled to an initial annual base salary of $385,000, subject to increase by our board of directors. Mr. Knight was entitled to receive options to purchase 210,609 shares of our common stock and received a sign-on bonus of $75,000. Pursuant to the terms of the agreement, Mr. Knight is also entitled to receive an annual cash bonus of up to 40% of his then-current base salary in the sole discretion of our board of directors and based on such factors that our board of directors deems appropriate. Mr. Knight is also eligible to participate in our equity incentive plans and is entitled to participate in our health insurance and other employee benefit plans and to receive reimbursement for business expenses.
Mr. Knight’s employment agreement provides that in the event that (1) Mr. Knight’s employment is terminated other than for cause, (2) Mr. Knight’s terminates his own employment as a result of a material breach of his employment agreement by the Company, including any material diminution in the nature or scope of Mr. Knight’s authorities, powers, functions, duties or responsibilities, following a cure period (a “Constructive Termination”), or (3) a change of control of the Company occurs, he is entitled to receive the following severance benefits: (i) a severance payment equal to 12 months of his then-current salary and a pro-rata share of Mr. Knight’s bonus target (40% of then-current salary) paid in installments; (ii) accelerated vesting and, if applicable, exercisability of the then-unvested portion of each of his outstanding equity awards; and (iii) eligibility for at least 18 months of healthcare coverage through COBRA. These severance benefits are conditioned upon Mr. Knight’s execution of a release of claims in favor of the Company. In the event that Mr. Knight’s employment is terminated due to his death or disability, he or his beneficiary is entitled to payment of all accrued and unpaid base salary, payment for all accrued but unused vacation time for the then-current annual period, all unreimbursed business expenses incurred through the date of termination and a pro-rata portion of his annual bonus.
For the 2021 fiscal year, Mr. Knight was granted options to purchase 210,609 shares of our common stock. The options granted to Mr. Knight are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining three years, subject to Mr. Knight’s continued service through each vesting date.

Outstanding Equity Awards at 2021 Fiscal Year-End
The following table shows grants of stock options outstanding on the last day of the year ended December 31, 2021 to each of the executive officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott Carmer (1)	94,759	—	$2.42	03/02/2027
President and Chief Executive Officer	31,586	—	$2.42	03/02/2027
	214,735	—	$2.58	07/30/2028
	8,917	—	$2.58	09/24/2028
	59,640	—	$4.31	03/18/2029
	34,028	20,417	$4.31	07/17/2029
	—	306,842	$17.00	02/10/2031

Kristi Jones	15,743	—	$2.42	03/02/2027
Chief Operating Officer	88,157	—	$2.58	07/30/2028
	3,715		$2.58	09/24/2028
	24,499	—	$4.31	03/18/2029
	11,765	7,059	$4.31	06/17/2029
	—	84,207	$17.00	02/10/2031

John Trainer	17,158	85,791	$5.17	03/04/2030
Chief Financial Officer	—	28,987	$17.00	02/10/2031

Jerome Zeldis	—	351,016	$17.00	02/10/2031
EVP, Head of Research & Development

Robert Knight	—	210,609	$17.00	02/10/2031
Chief Medical Officer
_____________
(1)    Mr. Carmer resigned as President and Chief Executive Officer and as a director of the Company effective as of February 12, 2022.
Potential Payments upon Termination or Change-In-Control
Executive Severance Plan
Each of the named executive officers is a participant in the Severance Plan.
Under the Severance Plan, if we terminate a participant’s employment without “Cause” at any time other than during the “Change in Control Period”, then the participant is eligible to receive the following benefits:
•We will pay for company contribution for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, during the severance period.
Under the Severance Plan, if we terminate a participant’s employment without “Cause” or participant resigns for “Good Reason”, during the “Change in Control Period”, then the participant is eligible to receive the following benefits:
•We shall reimburse the participant for all reasonable and necessary attorney’s fees incurred by such participant in connection with pursuing benefits under the Severance Plan.

A participant’s rights to any severance benefits under the Severance Plan are conditioned upon the participant executing and not revoking a valid separation and general release of claims agreement in a form provided by us.
The following terms have the following meanings under the Severance Plan:
•“Cause” means a participant’s: (i) failure to substantially perform his/her duties and obligations to us (other than failure resulting from the participant’s incapacity because of disability), including one or more acts of gross negligence or insubordination or a material breach of our policies and procedures, which failure is not cured within fifteen (15) days after a written demand for cure is received by participant from us; (ii) material breach of our code of conduct, equal opportunity and anti-harassment policies, or compliance policies (which may include, but not be limited to, a code of business conduct, an anti-bribery policy, a competition policy, and a policy on healthcare business ethics); (iii) commission, indictment, conviction, or entry of a plea of guilty or nolo contendere to, a felony or any other crime involving fraud, dishonesty, theft, breach of trust or moral turpitude; (iv) engagement in misconduct which results in, or could reasonably be expected to result in, material injury to our financial condition, reputation, or ability to do business; (v) material breach of a written agreement with us, including any confidentiality, invention assignment, non-competition, non-solicitation or non-disparagement agreement; (vi) violation of state or federal securities laws or regulations; or (vii) willful failure to cooperate with a bona fide internal investigation or an investigation by regulatory or law enforcement authorities, after being instructed by us to cooperate, willful destruction or failure to preserve documents or other materials relevant to such investigation, or willful inducement of others to fail to cooperate or to produce documents or other materials in connection with such investigation.
•“Good Reason” shall mean the occurrence of any of the following without participant’s prior consent: (i) a material decrease in participant’s base salary or bonus opportunity; (ii) a material diminution in the aggregate employee benefits and material perquisites provided to participant; (iii) a material diminution in participant’s title, reporting relationship, duties or responsibilities; (iv) a relocation of participant’s primary office by more than thirty-five (35) miles from participant’s then-current location; and (v) the failure by any successor to us or any acquiring corporation to explicitly assume the Severance Plan and our obligations thereunder and maintain the Severance Plan in effect for a period of at least twenty-four (24) months.
•“Change in Control” is defined as a transaction or a series of related transactions in which: (i) all or substantially all of our assets are transferred to any “person” or “group” (as such terms are defined in the Exchange Act); (ii) any person or group, other than person or group who prior to such acquisition is a “beneficial owner” (as defined under the Exchange Act), directly or indirectly, of any of our equity, becomes the “beneficial owner”, directly or indirectly, of our outstanding equity representing more than 50% of the total voting power of our then-outstanding equity; (iii) we undergo a merger, reorganization or other consolidation in which the holders of our outstanding equity immediately prior to such merger, reorganization or consolidation directly or indirectly own less than 50% of the surviving entity’s voting power immediately after the transaction; or (iv) if within any rolling twelve month period, the persons who were our directors at the beginning of such twelve month period, or the incumbent directors, cease to constitute at least a majority of such board of directors; provided that any director who was not a director at the beginning of such twelve (12) month period will be deemed to be an incumbent director if that director was elected to the board of directors by, or on the recommendation of or with the approval of, a majority of the directors who then qualified as incumbent directors. Any of (i) through (iv) above may constitute a Change in Control, provided that the Change in Control meets all of the requirements of a “change in the ownership of a corporation,” a “change in the effective ownership of a corporation,” or “a change in the ownership of a substantial portion of the corporation’s assets,” each within the meaning of Treasury Regulation §1.409A-3(i)(5).
•“Change in Control Period” means: (i) the twenty-four (24) month period beginning on the date of a Change in Control; (ii) any such time prior to a Change in Control where the successor or acquiring entity in the Change in Control requests for the termination of a participant’s employment without Cause; or (iii) any such time prior to a Change in Control where we terminate a participant’s employment without Cause in connection with or in anticipation of a Change in Control.

Director Compensation
The following table sets forth the total compensation paid after we completed our IPO on February 11, 2021 during the fiscal year ended December 31, 2021 to each of our directors, other than Mr. Carmer who did not receive compensation for his service as a director.

Name	Total
Sol J. Barer, Ph.D.	$84,191
Alan S. Roemer, M.B.A., M.P.H.	53,187
Tim Bertram, Ph.D.	50,687
Paul D’Angio, R.P.H., M.S.J.	55,094
Zhengbin (Bing) Yao, Ph.D.	54,509
Grant Verstandig	36,879
The following table shows the aggregate grant date fair value for option awards granted during the fiscal year ended December 31, 2021, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 3 to our financial statements for the fiscal year ended December 31, 2021 included elsewhere in this Annual Report.

Name	Grant Date Fair Value	Number of Stock Options Held at Fiscal Year-End
Sol J. Barer, Ph.D.	$213,111.00	19,113
Alan S. Roemer, M.B.A., M.P.H.	106,550.00	9,556
Tim Bertram, Ph.D.	106,550.00	9,556
Paul D’Angio, R.P.H., M.S.J.	106,550.00	9,556
Zhengbin (Bing) Yao, Ph.D.	106,550.00	9,556
Grant Verstandig	445,684.00	39,096
Non-Employee Director Compensation Policy
We have adopted a policy with respect to the compensation payable to our non- employee directors. Under this policy, each non-employee director will be eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards. Our non-employee directors will receive the following annual retainers for their service:

Position	Retainer
Board Chairperson	$65,000
Audit Committee Chair	22,500
Compensation Committee Chair	15,000
Transaction Committee Chair	15,000
Technical Operations Committee Chair	15,000
Science and Technical Committee Chair	15,000
Nominating and Governance Committee Chair	12,000
Board Member	35,000
Audit Committee Member	7,500
Compensation Committee Member	5,000
Transaction Committee Member	5,000
Technical Operations Committee Member	5,000
Science and Technical Committee Member	5,000
Nominating and Governance Committee Member	4,000

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2022, for (a) the executive officers named in the Summary Compensation Table on page 105 of this filing on Form 10-K, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2022, pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 22,841,794 shares of common stock outstanding on March 1, 2022.

	Shares Beneficially Owned
Name and Address**	Number	Percent
More than 5% stockholders:
ArrowMark Colorado Holdings LLC(1)	1,803,232	7.9%
B&S NexImmune Holdco LLC and Joshua Barer(2)	1,884,590	8.3%
Piedmont Capital Partners LLC(3)	1,381,938	6.1%
Invus Public Equities, L.P. (4)	1,200,000	5.3%
Directors and named executive officers:
Sol J. Barer, Ph.D.(5)	1,592,826	6.7%
Alan S. Roemer, M.B.A., M.P.H.(6)	230,246	1.0%
Tim Bertram, Ph.D.(7)	122,868	*
Paul D’Angio, R.P.H., M.S.J.(8)	72,516	*
Zhengbin (Bing) Yao, Ph.D.(9)	45,312	*
Grant Verstandig(10)	727,927	3.1%
Kristi Jones(11)	228,791	1.0%
John Trainer, M.B.A.(12)	93,036	*
Jerome Zeldis, M.D., Ph.D. (13)	196,015	*
Robert Knight, M.D. (14)	57,039	*
All directors and current executive officers as a group (10) persons	3,366,576	14.2%
_______________
*    Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
**    Unless otherwise indicated, the address for each beneficial owner listed is c/o NexImmune, Inc., 9119 Gaither Road, Gaithersburg, MD 20877.
(1)Consists of 1,803,232 shares of common stock owned by ArrowMark Colorado Holdings LLC. The principal business address of ArrowMark Colorado Holdings LLC is 100 Fillmore Street, Suite 325, Denver, Colorado 80206. This information is based solely on a Schedule 13G/A filed by ArrowMark with the SEC on February 14, 2022, which reported ownership as of December 31, 2021.
(2)Consists of (a) 1,538,013 shares of our common stock held by B&S NexImmune Holdco, LLC, and (b) 346,577 shares of our common stock Joshua Barer. Joshua Barer is the sole manager of B&S NexImmune Holdco LLC and has sole voting and dispositive control over the shares held by B&S NexImmune Holdco LLC. Mr. Barer may be considered the beneficial owner of the shares held by B&S NexImmune Holdco LLC and disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Sol J. Barer, Ph.D., one of our directors and the father of Joshua Barer, is a member of Barer & Son Capital, LLC, which is a member of B&S NexImmune Holdco LLC, but Sol J. Barer, Ph.D. does not have voting or dispositive control over the shares held by B&S NexImmune Holdco LLC. The principal business address of B&S NexImmune Holdco LLC and Mr. Barer is 2 Barer Lane, Mendham, New Jersey 07945.
(3)Consists of 1,381,938 shares of common stock owned by Piedmont Capital Partners, LLC. The principal business address of Piedmont Capital Partners, LLC is 300 North Greene Street, Suite 1750, Greensboro, North Carolina 27401.

This information is based solely on a Schedule 13G filed by Piedmont Capital Partners, LLC with the SEC on February 14, 2022, which reported ownership as of December 31, 2021.
(4)Consists of 1,200,000 shares of common stock owned by Invus Public Equites, L.P. The principal address of Invus Public Equities, L.P. is 750 Lexington Avenue, 30th Floor, New York, NY 10022. This information is based solely on a Schedule 13G filed by Invus Public Equities, L.P. with the SEC on March 31, 2021.
(5)Consists of 1,417,814 shares of common stock and 175,012 shares of common stock underlying options that are exercisable as of March 1, 2022 or will become exercisable within 60 days after such date held by Dr. Barer. Does not include the securities held by B&S NexImmune Holdco LLC discussed in footnote 2, as Dr. Barer has no voting or dispositive control over such securities.
(6)Consists of 195,641 shares of common stock and 34,605 shares of common stock underlying options that are exercisable as of March 1, 2022 or will become exercisable within 60 days after such date held by Mr. Roemer. Does not include the securities held by the Alan S. Roemer 2015 Family Trust, as Mr. Roemer has no voting or dispositive control over such securities.
(7)Consists of 78,199 shares of common stock and 44,669 shares of common stock underlying options that are exercisable as of March 1, 2022 or will become exercisable within 60 days after such date held by Dr. Bertram.
(8)Consists of of 27,847 shares of common stock and 44,669 shares of common stock underlying options that are exercisable as of March 1, 2022 or will become exercisable within 60 days after such date held by Mr. D’Angio.
(9)Consists of 12,634 shares of common stock and 32,678 shares of common stock underlying options that are exercisable as of March 1, 2022 or will become exercisable within 60 days after such date held by Dr. Yao.
(10)Consists of 714,895 shares of common stock and 13,032 shares of common stock underlying options that are exercisable as of March 1, 2022 or will become exercisable within 60 days after such date held by Mr. Verstandig.
(11)Consists of 63,078 shares of common stock and 165,713 shares of common stock underlying options that are exercisable as of March 1, 2022 or will become exercisable within 60 days after such date held by Ms. Jones.
(12)Consists of 61,769 shares of common stock and 31,267 shares of common stock underlying options that are exercisable as of March 1, 2022 or will become exercisable within 60 days after such date held by Mr. Trainer.
(13)Consists of 5,882 shares of common stock and 190,133 shares of common stock underlying options that are exercisable as of March 1, 2022 or will become exercisable within 60 days after such date held by Dr. Zeldis.
(14)Consists of 57,039 shares of common stock underlying options that are exercisable as of March 1, 2022 or will become exercisable within 60 days after such date held by Dr. Knight.
Securities Authorized for Issuance under Equity Incentive Plans
Equity Compensation Plan Information
The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of March 1, 2022.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	418,086	(1)	$2.43	—	(2)
Equity compensation plans approved by security holders(3)	1,195,299	(3)	$3.67	—	(4)
Equity compensation plans approved by Security holders(4)	1,327,183	(5)	$16.17	1,410,200	(6)
Equity compensation plans not approved by security holders	—		—	—
Total	2,940,568		$9.13	1,410,200
(1)Consist of options to purchase 418,086 shares of our common stock outstanding under 2017 Equity Incentive Plan as of March 1, 2022.
(2)No additional stock awards will be granted under the 2017 Plan and the shares remaining available for the grant of future stock awards under the 2017 Plan, are available for the grant of stock awards under the 2021 Plan.

(3)Consist of options to purchase 1,195,299 shares of our common stock outstanding under the 2018 Equity Incentive Plan as of March 1, 2022.
(4)No additional stock awards will be granted under the 2018 Plan and the shares remaining available for the grant of future stock awards under the 2018 Plan, are available for the grant of stock awards under the 2021 Plan.
(5)Consist of options to purchase 1,327,183 shares of our common stock outstanding under the 2021 Equity Incentive plan as of March 1, 2022.
(6)Represents shares of common stock reserved for issuance upon the exercise of options granted under the 2021 Plan, which includes 266,556 shares of common stock previously reserved for issuance pursuant to future awards under the 2017 Plan and 2018 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Our Audit committee reviews and approves in advance all related-party transactions. In addition to the director and executive officer compensation arrangements discussed above in “Executive Officer and Director Compensation,” during the fiscal year ended December 31, 2021, we have engaged in the following transactions in which the amount involved exceeded $120,000 and in which any director, executive officer or holder of more than 5% of our voting securities, whom we refer to as our principal stockholders, or affiliates or immediately family members of our directors, executive officers and principal stockholders, had or will have a material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.
Convertible Note Financings
2020 Convertible Notes
From April 2020 through January 31, 2021, we issued $30,649,766 aggregate principal amount of convertible notes.
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
_______________
(1)THB Iron Rose, LLC transferred 3,319,000 of its shares of our Series A preferred stock to Arrowmark Life Science Fund, LP on June 15, 2018.
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
The table below sets forth the aggregate number of common shares issued to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, at the time of the transaction:

	Shares	Aggregate Purchase Price
B&S NexImmune Holdco LLC	60,000	$17.00
Piedmont Capital Partners, LLC	45,000	$17.00
ArrowMark Life Sciences Fund, LP	175,000	$17.00
Grant Verstandig	175,000	$17.00
Krist Jones	911	$17.00
Jerome Zeldis	5,882	$17.00
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
Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional audit services rendered by Ernst & Young LLP for the years ended December 31, 2021 and 2020.

	2021	2020
Audit fees for Ernst & Young LLP(1)	$1,251,449	$1,202,110
____________
(1)Audit fees relate to professional services rendered in connection with the audit of NexImmune’s annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings, including fees related to our initial public offering. There were no audit-related, tax or other fees incurred for the years ended December 31, 2021 and 2020.
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
1.Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
2.Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3.Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
4.Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.
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
(b) Exhibit Index.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

3.1	Form of Sixth Amended and Restated Certificate of Incorporation.		8-K	02/18/21	001-40045

3.2	Restated Bylaws of NexImmune, Inc.		8-K	02/18/21	001-40045

4.1	Form of Common Stock Certificate.		S-1/A	02/08/21	333-252220

4.2	Second Amended and Restated Investors’ Rights Agreement, by and between the Company and the stockholders of the Company listed therein, dated November 27, 2019.		S-1/A	02/08/21	333-252220

4.3	Form of Convertible Promissory Note, as amended.		S-1/A	02/08/21	333-252220

4.4	Description of Securities.		10-K	03/31/21	001-40045

10.1	Form of Indemnification Agreement.		S-1/A	02/08/21	333-252220

10.2.1+	2017 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.2.2+	Form of Stock Option Agreement under the 2017 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.3.1+	2018 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.3.2+	Form of Stock Option Agreement under the 2018 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.4.1+	2021 Equity Incentive Plan.		S-1/A	02/08/21	333-252220

10.4.2+	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.		S-1/A	02/08/21	333-252220

10.5+	Employment Agreement, by and between the Company and Scott Carmer, dated February 3, 2021.		S-1/A	02/08/21	333-252220

10.6+	Employment Agreement, by and between the Company and John Trainer, M.B.A., dated January 6, 2020.		S-1/A	02/08/21	333-252220

10.7+	Employment Agreement, by and between the Company and Jerome Zeldis, M.D., Ph.D., dated January 4, 2021.		S-1/A	02/08/21	333-252220
10.8.1+	Employment Agreement, by and between the Company and Kristi Jones, dated February 27, 2017.		S-1/A	02/08/21	333-252220

10.8.2+	Employment Agreement, by and between the Company and Kristi Jones, dated March 8, 2022.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.9+	Employment Agreement, by and between the Company and Robert Knight, M.D., dated January 6, 2021.		10-Q	05/17/21	001-40045

10.10+	Non-Employee Director Compensation Policy.		S-1/A	02/08/21	333-252220

10.11#	Amended and Restated Exclusive License Agreement, by and between the Johns Hopkins University and the Company, dated June 21, 2011.		S-1	01/19/21	333-252220

10.12	Lease Agreement, by and between the Company and W. M. Rickman Construction Co., LLC, dated June 30, 2017.		S-1	01/19/21	333-252220

10.13	Sublease Agreement, by and between the Company and Modavar Pharmaceuticals LLC, dated December 11, 2017.		S-1	01/19/21	333-252220

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
_______________
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

NEXIMMUNE, INC.

Date: March 9, 2022	By:	/s/ Kristi Jones
Kristi Jones, R.P.H.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristi Jones	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2022
Kristi Jones, R.P.H.

/s/ John Trainer	Chief Financial Officer (principal accounting officer and principal financial officer)	March 9, 2022
John Trainer, M.B.A.

/s/ Sol J. Barer	Chairman of the Board of Directors	March 9, 2022
Sol J. Barer, Ph.D.

/s/ Alan S. Roemer	Director	March 9, 2022
Alan S. Roemer, M.B.A., M.P.H.

/s/ Tim Bertram	Director	March 9, 2022
Tim Bertram, Ph.D.

/s/ Paul D’Angio	Director	March 9, 2022
Paul D’Angio, R.P.H., M.S.J.

/s/ Zhengbin (Bing) Yao	Director	March 9, 2022
Zhengbin (Bing) Yao, Ph.D.

/s/ Grant Verstandig	Director	March 9, 2022
Grant Verstandig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of NexImmune, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of NexImmune, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Tysons, Virginia
March 9, 2022

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$30,326,352	$5,031,079
Available-for-sale marketable securities	51,491,942	—
Restricted cash	67,500	67,500
Prepaid expenses and other current assets	4,394,916	3,293,858
Total current assets	86,280,710	8,392,437
Property and equipment, net	4,427,307	2,885,260
Other non-current assets	324,099	23,373
Total assets	$91,032,116	$11,301,070
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,045,159	$2,760,129
Accrued expenses	6,170,709	2,603,027
Derivative liability	—	1,702,359
Other current liabilities	—	843,619
Convertible notes issued to related parties	—	7,324,267
Convertible notes	—	11,793,397
Total current liabilities	7,215,868	27,026,798
Deferred rent, net of current portion	55,581	23,529
Other non-current liabilities	—	4,935
Total liabilities	7,271,449	27,055,262
Commitments and contingencies
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, 0.0001 par value, no shares outstanding as of December 31, 2021 and 121,735,303 shares authorized, issued and outstanding as of Liquidation value of $42,314,789 as of December 31, 2020.	—	35,047,435
Series A-2 Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of December 31, 2021 and 28,384,899 shares authorized, 22,047,361 shares issued and outstanding as of December 31, 2020. Liquidation value of $8,683,746 as of December 31,2020.	—	7,685,865
Series A-3 Redeemable Convertible Preferred Stock, $0.0001 par value, no shares outstanding as of December 31, 2021 and 34,061,879 share authorized, 31,209,734 shares issued and outstanding as of December 31, 2020. Liquidation value of $11,699,176 as of December 31, 2020.	—	10,887,449
Total redeemable convertible preferred stock	—	53,620,749
Stockholders’ equity (deficit)
Preferred Stock, $0.0001 par value; 10,000,000 authorized, no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 22,828,904 issued and outstanding as of December 31, 2021 and 1,256,609 shares issued and outstanding as of December 31, 2020	2,283	126
Additional paid-in-capital	211,498,827	8,206,938
Accumulated deficit	(127,743,455)	(77,582,005)
Accumulated other comprehensive income	3,012	—
Total stockholders’ equity (deficit)	83,760,667	(69,374,941)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$91,032,116	$11,301,070

See notes to financial statements

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	37,456,350	17,839,053
General and administrative	15,799,432	10,012,380
Total operating expenses	53,255,782	27,851,433
Loss from operations	(53,255,782)	(27,851,433)
Other income (expense):
Interest income	52,511	20,837
Change in fair value of derivative liabilities	2,424,877	(442,284)
Gain extinguishment of debt	843,619	—
Interest expense	(905,326)	(1,682,894)
Other (expense) income	(61,407)	89,777
Other income (expense)	2,354,274	(2,014,564)
Net loss	(50,901,508)	(29,865,997)
Accumulated dividends on Redeemable Convertible Preferred Stock	(377,562)	(3,281,194)
Net loss available to common stockholders’	$(51,279,070)	$(33,147,191)
Basic and diluted net loss available to common stockholders per common share	$(2.54)	$(26.42)
Basic and diluted weighted-average number of common shares outstanding	20,186,127	1,254,831
STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2021	2020
Net loss	$(50,901,508)	$(29,865,997)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	3,012	(506)
Comprehensive loss	(50,898,496)	(29,866,503)
See notes to financial statements

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2021 and 2020

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,254,641	$126	$4,705,808	$(47,716,008)	$506	$(43,009,568)
Exercise of stock options	—	—	—	—	—	—	1,968	—	6,604	—	—	6,604
Stock-based compensation	—	—	—	—	—	—	—	—	1,217,194	—	—	1,217,194
Unrealized gains on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(506)	(506)
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	2,277,332	—	—	2,277,332
Net loss	—	—	—	—	—	—	—	—	—	(29,865,997)	—	(29,865,997)
Balance at December 31, 2020	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	10,887,449	1,256,609	$126	$8,206,938	$(77,582,005)	$—	$(69,374,941)
Cumulative effect of adoption of accounting standard	—	—	—	—	—	—	—	—	(2,277,332)	740,058	—	(1,537,274)
Issuance of Series A redeemable preferred stock upon exercise of warrants	145,000	1,450	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(121,880,303)	(35,048,885)	(22,047,361)	(7,685,865)	(31,209,734)	(10,887,449)	10,144,041	1,014	53,621,185	—	—	53,622,199
Conversion of convertible debt into common stock	—	—	—	—	—	—	3,669,010	367	30,251,689	—	—	30,252,056
Issuance of common stock in connection with the initial public offering. net of transaction costs	—	—	—	—	—	—	7,441,650	744	114,550,571	—	—	114,551,315
Exercise of stock options	—	—	—	—	—	—	314,698	32	1,165,992	—	—	1,166,024
Exercise of warrants	—	—	—	—	—	—	2,896	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,979,784	—	—	5,979,784
Change in unrealized gains on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	3,012	3,012
Net loss	—	—	—	—	—	—	—	—	—	(50,901,508)	—	(50,901,508)
Balance at December 31, 2021	—	$—	—	$—	—	$—	22,828,904	$2,283	$211,498,827	$(127,743,455)	$3,012	$83,760,667
See notes to financial statements

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(50,901,508)	$(29,865,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	870,285	618,990
Accretion income on available-for-sale marketable securities, net	(32,065)	—
Loss (gain) on asset disposal	8,440	(152)
Stock-based compensation	5,979,784	1,217,194
Non-cash interest expense	903,919	1,272,411
Change in fair value of derivative liability	(2,424,877)	442,284
Gain on extinguishment of debt	(843,619)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,053,690)	(1,508,039)
Other non-current assets	(300,726)	—
Accounts payable	(1,002,896)	702,472
Accrued expenses, deferred rent and other	4,011,882	716,136
Net cash used in operating activities	(45,785,071)	(26,404,701)
Cash flows from investing activities
Purchase of property and equipment	(2,350,416)	(864,659)
Collections on employee advances	—	80,224
Purchases of available-for-sale marketable securities	(90,456,865)	—
Proceeds from maturities of available-for-sale marketable securities	39,000,000	1,006,371
Net cash provided by investing activities	(53,807,281)	221,936
Cash flows from financing activities
Proceeds from initial offering, net of transaction costs	114,721,518	—
Proceeds from the exercise of stock options	1,166,024	6,604
Principal payments on capital leases	(12,260)	(19,888)
Proceeds from the issuance of convertible notes from related parties	56,500	8,460,460
Proceeds from the issuance of convertible notes	8,974,980	13,157,826
Issuance costs associated with convertible notes	(19,137)	(193,561)
Proceeds from debt	—	843,619
Payment of deferred offering costs	—	(170,203)
Net cash provided by financing activities	124,887,625	22,084,857
Net increase (decrease) in cash, cash equivalents and restricted cash	25,295,273	(4,097,908)
Net cash, cash equivalents and restricted cash at beginning of period	5,098,579	9,196,487
Net cash, cash equivalents and restricted cash at end of period	$30,393,852	$5,098,579
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$457	$1,760
Supplemental disclosure of noncash investing and financing activities:
Gain on extinguishment of debt from forgiveness of PPP Loan	$843,619	$—
Property and equipment purchases included in accounts payable and accrued expenses	$131,866	$61,509
Deferred financing costs included in accounts payable	$—	$782,430
See notes to financial statements

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020

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
Liquidity
As of December 31, 2021, the Company’s cash position and history of losses required management to assess its ability to continue as a going concern. The Company’s operations are subject to certain risks and uncertainties including, among others, the risk associated with development of products that must receive regulatory approval before market launch. Since inception, the Company has incurred losses from operations, negative cash flows from operations and has relied on debt and equity investments to fund its operations. The Company expects that operating losses and negative cash flows from operations will continue for at least the next several years and the Company will need to access additional funds to achieve its strategic goals. If necessary, the Company may seek to raise substantial funds through the sale of common stock, through debt financing or through establishing strategic collaboration agreements. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain.
In January 2021, the Company completed the issuance of $9.0 million of 6% Convertible Notes (“Convertible Notes”). In February 2021, the Company raised net proceeds of $114.6 million in an Initial Public Offering (IPO). The Company believes it has adequate resources to fund its operations through the next twelve months from issuance date of these audited financial statements.
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
On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long-lived assets, stock-based compensation, the valuation of financial instruments, and the valuation of deferred tax assets and liabilities. The Company’s estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Although actual results could differ from those estimates, management does not believe that such differences would be material.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
3. Summary of Significant Accounting Policies (continued)
Concentrations of credit risk
Financial instruments which potentially subject the Company to credit risk consist principally of cash and marketable debt securities. All cash is held in United States financial institutions that are federally insured. At times, the Company may maintain cash balances in excess of the federally insured amount. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk. The Company’s investments in marketable debt securities have been issued by corporate entities and government-sponsored enterprises with high credit ratings. The Company mitigates investment risks by investing in highly-rated securities with relatively short maturities that the Company believes do not subject us to undue investment or credit risk. If any of these financial institutions fail to perform their obligations under the terms of these financial instruments, the Company’s maximum exposure to potential losses would be equal to the amounts reported on the balance sheet.
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
Marketable securities
Marketable securities consist of debt securities with maturities greater than three months from the date of purchase that include commercial paper and corporate notes. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company’s ability and intent to hold the investment to maturity. As of December 31, 2021, all of the marketable securities were classified as current. There were no outstanding marketable securities as of December 31, 2020.
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
The Company classifies its marketable securities as available-for-sale. The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Marketable securities that are classified as available-for-sale are measured at fair value in the balance sheet, and unrealized gains and losses on marketable securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Marketable securities are evaluated periodically to determine whether the carrying value of a marketable security exceeds its fair value and the decline in value is determined to be other-than-temporary. Management reviews criteria, such as the general market conditions, magnitude and duration in which the fair value has been less than the carrying value, the investment issuer’s financial condition and business outlook, as well as the Company’s ability to hold the securities until the recovery of its amortized cost basis, to determine whether the decline in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the marketable security is reduced, and the impairment is recorded as other (expense) income in the statement of operations.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
3. Summary of Significant Accounting Policies (continued)
Restricted cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

December 31,	2021	2020
Cash and cash equivalents	$30,326,352	$5,031,079
Restricted cash	67,500	67,500
Total	$30,393,852	$5,098,579
Amounts included in restricted cash represent amounts required as collateral on corporate credit cards.
Fair value measurements
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts payable, accrued expenses, convertible notes and derivative liabilities. The fair values of the cash and cash equivalents, accounts payable and accrued expenses approximated their carrying values as of December 31, 2021 and 2020, due to their short-term maturities. For a description of the fair value of marketable securities, refer to Note 4. The Convertible Notes as discussed in Note 10 contained embedded derivative features that were required to be bifurcated and remeasured to fair value at each reporting period.
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
Level 1 –Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.
Level 2 –Fair value is determined by using inputs, other than Level 1 quoted prices that are directly and indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models that can be corroborated by observable market data.
Level 3 –Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant judgments to be made by a reporting entity.
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
3. Summary of Significant Accounting Policies (continued)
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
Recoverability is determined by comparing future undiscounted cash flows associated with such assets to the related carrying value. An impairment loss may be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. If these cash flows are less than the carrying value of such asset group, the Company then determines the fair value of the underlying asset group. Any impairment loss to be recognized is measured as the amount by which the carrying value of the asset group exceeds the fair value of the asset group. No impairments were recognized during 2021 or 2020.
Redeemable convertible preferred stock
The Company’s redeemable convertible preferred stock is classified outside of stockholders’ deficit because the shares contained deemed liquidation rights that represented a contingent redemption feature not solely within the control of the Company.
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
The Company’s derivative instrument related to certain features embedded within the Company’s Convertible Notes as discussed in Note 10. The derivative was accounted for as a derivative liability and remeasured to fair value as of each balance sheet date. The related remeasurement adjustments are recognized in the accompanying statements of operations.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
3. Summary of Significant Accounting Policies (continued)
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
Stock-based compensation
The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date, which is recorded over the requisite service period. The Company’s policy is to account for forfeitures as they occur. The Company uses the Black-Scholes-Merton option pricing (Black-Scholes) model to estimate the fair value of stock options. The Black-Scholes model requires input-based assumptions that are highly subjective, judgmental and sensitive in the determination of stock-based compensation cost.
Fair value of Common Stock—Prior to the IPO, the Company had from time to time engaged an independent valuation firm to assist management in determining the fair value of the common stock. In the absence of a public trading market, and as a clinical stage company with no revenues, the Company believes that it is appropriate to consider a range of factors to determine the fair market value of the common stock at each grant date. In determining the fair value of its common stock, the Company used methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants’ (AICPA) Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation. In addition, the Company considered various objective and subjective factors, along with input from an independent third-party valuation firm. The factors included (1) the Company’s achievement of clinical and operational milestones; (2) the significant risks associated with the Company’s stage of development; (3) capital market conditions for life science companies, particularly similarly situated, privately held, early-stage life science companies; (4) the Company’s available cash, financial condition, and results of operations; (5) the most recent sales of the Company’s redeemable convertible preferred stock; and (6) the preferential rights of the outstanding redeemable convertible preferred stock.
Options granted after the Company’s IPO are issued at the fair market value of the Company’s common stock at the date the grant is approved by the Board.
Expected volatility—The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The historical volatility is calculated based on a period of time commensurate with the expected term assumption.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
3. Summary of Significant Accounting Policies (continued)
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
See Note 12 for a further discussion on stock-based compensation.
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
Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, on-going tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. The Company recorded a valuation allowance against all estimated net deferred tax assets as of December 31, 2021 and 2020.
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Recognized income tax positions are measured at the largest amount that is greater than more-likely-than-not of being realized. Changes in the recognition or measurement are reflected in the period in which the change in estimate occurs. Interest and penalties related to uncertain tax positions are recorded in the provision of income taxes. There were no uncertain tax positions nor income tax related interest and penalties recorded as of or for the years ended December 31, 2021 and 2020.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock. Such dividends are only payable if and when declared by the Board of Directors (Note 11). The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and Convertible Notes. For the years ended December 31, 2021 and 2020, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options, shares of redeemable convertible preferred stock, and warrants were excluded from the calculation of diluted loss per share. Under the if-converted method, convertible instruments that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
3. Summary of Significant Accounting Policies (continued)
Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives is added back to the numerator of the diluted net loss per share calculation if the conversion of the Convertible Notes is dilutive. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020:

	2021	2020
Net loss	$(50,901,508)	$(29,865,997)
Accumulated dividends on Redeemable Convertible Preferred Stock	(377,562)	(3,281,194)
Net loss attributable to common stockholders	$(51,279,070)	$(33,147,191)
Basic and diluted net loss per common share	$(2.54)	$(26.42)
Basic and diluted weighted average common shares outstanding	20,186,127	1,254,831
The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at December 31, 2021 and 2020, as the effect would be anti-dilutive:

	2021	2020
Stock options	3,305,291	2,233,185
Redeemable convertible preferred stock	1,164,080	10,135,734
Convertible debt	506,768	1,111,500
Warrants	150	14,480
Total	4,976,289	13,494,899
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
3. Summary of Significant Accounting Policies (continued)
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

Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases, as subsequently amended (collectively “ASC 842”). The guidance amends the existing accounting standards for lease accounting, including requirements for lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expanding disclosure requirements regarding leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting ASC 842 in which entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted.. The Company currently expects to utilize this transition option whereby financial information for prior periods presented before the ASC 842 effective date will not be updated. In November 2019, the FASB issued ASU 2019-10 deferring the effective date for private entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05 which further defers the effective date for private entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022.

As an EGC, the Company will adopt the new leasing guidance on January 1, 2022. The Company will combine lease and non-lease components as a single component for all underlying asset classes. ASC 842 provides a number of optional practical expedients in transition. The Company will apply the ‘package of practical expedients’ which allows the Company to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company completed its evaluation and will recognize $1.5 million in operating right-of-use assets and $0.6 million and $1.0 million in operating lease liabilities, current and non-current, respectively, on January 1, 2022.
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
4. Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$22,124,003	$—	$—	$—	$—	$—
Fixed income debt securities	$—	$56,991,897	$—	$—	$—	$—
	$22,124,003	$56,991,897	$—	$—	$—	$—
Liability

Derivative liability	$—	$—	$—	$—	$—	$1,702,359
	$—	$—	$—	$—	$—	$1,702,359
During the years ended December 31, 2021 and 2020, the Company did not have any transfers between levels. There were no Level 3 recurring fair value measurements as of December 31, 2021. The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis:

Balance as of December 31, 2020	$1,702,359
Fair value of derivative liabilities issued	722,518
Settlement of derivative liabilities	(2,424,877)
Balance as of December 31, 2021	$—
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
The recurring Level 3 fair value measurements of the embedded features of the Convertible Notes issued in January 2021 and as of December 31, 2020 include the following significant unobservable inputs:

Unobservable Input	Assumptions
Probabilities of conversion provisions	5%-50%
Estimated timing of conversion (yrs)	0.13-0.31
Time period to maturity (yrs)	0.31
Fair value of the Company’s stock	$0.45-$0.56
Stock price volatility	76-90%
Risk-adjusted discount rate	25.56%
Dividend yield	0%
Significant changes to these assumptions would result in increases or decreases to the fair value of the derivative liability. There were no Convertible Notes issued after January 2021. Immediately before the conversion of the Convertible

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
4. Fair Value Measurements (continued)
Notes on February 11, 2021, the derivative liability was remeasured to fair value which the Company concluded was immaterial. The derivative liability was remeasured to zero. All derivative instruments were eliminated following the conversion of the Convertible Notes on February 11, 2021.
5. Cash and Cash Equivalents, Restricted cash, and Marketable Securities
The following table presents the Company’s cash and cash equivalents and restricted cash as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020	Recurring Fair Value Measurement
Cash and cash equivalents:
Cash	$2,702,393	$105,888
Money market funds	22,124,003	4,925,191	Level 1
Fixed income securities	5,499,956	—	Level 2
Total cash and cash equivalents	30,326,352	5,031,079

Restricted cash	67,500	67,500
Total cash, cash equivalents, and restricted cash	$30,393,852	$5,098,579
There were no available-for-sale marketable securities as of December 31,2020. The Company considers all investments in highly liquid financial instruments, including fixed income securities, with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent amounts required as collateral on corporate credit cards.
Marketable Securities
Marketable securities consist of fixed-income debt securities with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. Realized gains and losses are reported as other income (expense) within the statement of operations. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no realized gains or losses on the sale of marketable securities for the year ending December 31, 2021 and 2020. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.
As of December 31, 2021, the Company’s marketable securities consisted of only fixed-income securities that mature within one year. The amortized cost and fair value of these securities amounted to $51.5 million as of December 31, 2021. The gross unrealized gains and gross unrealized losses on these marketable securities were not material as of December 31, 2021. All marketable securities are measured as Level 2 investments. As of December 31, 2020, the Company did not hold any marketable securities.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at December 31, 2021 and 2020:

	2021	2020
Prepaid research and development expenses	$3,375,388	1,894,785
Prepaid maintenance agreements	132,104	144,575
Prepaid insurance	479,393	98,421
Prepaid other	308,842	124,929
Deferred financing costs	—	952,633
Other current assets	99,189	78,515
	$4,394,916	$3,293,858
7. Property and Equipment
Property and equipment consist of the following at December 31, 2021 and 2020:

	2021	2020
Laboratory equipment	$5,943,501	$3,801,545
Computer equipment and software	486,822	305,214
Furniture and fixtures	47,877	47,877
Leasehold improvements	230,148	153,965
	6,708,348	4,308,601
Less accumulated depreciation and amortization	(2,281,041)	(1,423,341)
Property and equipment, net	$4,427,307	$2,885,260
Depreciation and amortization expense was $870,285 and $618,990 for the years ended December 31, 2021 and 2020, respectively. Included above is laboratory equipment of $82,301 partially financed under a capital lease arrangement. Amortization expense on the capital lease equipment was $11,757 for the both years ended December 31, 2021 and 2020, respectively, and is included in accumulated depreciation and amortization. Accumulated amortization on the capital lease equipment was $41,150 and $29,393 as of December 31, 2021 and 2020, respectively.
8. Accrued Expenses
A summary of the components of accrued expenses is as follows as of December 31, 2021 and 2020:

	2021	2020
Accrued research and development costs	$2,611,380	$—
Accrued professional fees	384,254	135,033
Accrued salaries, benefits and related expenses	3,143,602	1,924,405
Accrued severance	—	26,724
Accrued interest	—	408,315
Other accrued expenses	31,473	108,550
	$6,170,709	$2,603,027

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
9. Commitments and Contingencies
Lease Obligations
In June 2017, the Company entered into a lease agreement for office and laboratory space for an initial term of five years commencing on July 1, 2017. In November 2021, the Company exercised its option to amend the lease term to June 30, 2027. The amendment provides the Company an option to terminate the lease with three months notice beginning July 1, 2023. The initial term of the lease contained a portion of rent abatement during the first year of the initial term and the amendment is subject to a 3% escalation starting after the second year of the lease.
In October 2021, the Company entered into a lease agreement for office space for a term of 29 months commencing on October 1, 2021 and terminating on February 29, 2024. The lease contains a portion of rent abatement during the first year and is subject to a 3% escalation starting after the first year of the lease.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 are as follows:

Operating Leases
2022	$584,429
2023	546,256
2024	33,026
Total minimum lease payments	$1,163,711
For operating leases that contain rent escalation or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying balance sheet. Rent expense for the years ended December 31, 2021 and 2020 totaled $447,028 and $359,725, respectively, and was included in operating expenses on the accompanying statement of operations.
Rent expense was recorded in the following financial statement line items within the statement of operations for the years ended December 31, 2021 and 2020:

	2021	2020
Research and development expenses	$302,043	$269,016
General and administrative expenses	144,985	90,709
Total rent expense	$447,028	$359,725
During 2018, the Company entered into an equipment financing agreement in the amount of $57,864, for the purpose of acquiring research and development equipment. The term of the note was 36 months and with an interest rate of 7.6% per annum. The equipment financing agreement ended in July 2021.
The current portion of the capital lease is included in accrued expenses on the accompanying balance sheet, and the non-current portion of the capital lease is included in other non-current liabilities on the accompanying balance sheet as of December 31, 2020.
Sublease
The Company had one sublease agreement and recorded zero and $111,276 for the years ended December 31, 2021 and 2020, respectively, in sublease income which was included in other income on the accompanying statements of operations. The agreement ended on December 31, 2020.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
9. Commitments and Contingencies (continued)
Maryland Biotechnology Center Grant
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
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through December 31, 2021, no revenue has been recorded, therefore, no payments to MBC are due.
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
JHU was also entitled to milestone fees of $75,000 in connection with clinical trial milestones. For the first licensed product or licensed service in the therapeutic field, the Company may be required to pay JHU additional aggregate milestone fees of $1.6 million for clinical and regulatory milestone fees. The Company may be required to pay JHU reduced milestone fees for the second and third licensed products or licensed services in the therapeutic field in connection with clinical and regulatory milestones. In the diagnostic field, the Company may be required to pay JHU aggregate milestone fees of $400,000 for the first licensed product or licensed service and reduced milestone fees for the second and third licensed products or licensed services in connection with regulatory and commercial milestones. The Company may be required to pay JHU aggregate milestone fees of $100,000 for commercial milestones for the first licensed product or licensed service in the non-clinical field. In the aggregate, the Company may be required to pay JHU additional milestone fees of up to $4.2 million for all clinical, regulatory and commercial milestones for all licensed products or licensed services in the therapeutic field, the diagnostic field and the non-clinical field. The Company may also be required to pay royalties in the low to upper single digits on net sales of licensed services in therapeutic products, diagnostic products and non-clinical products. The Company is required to make minimum annual royalty payments of $100,000 to JHU under the A&R JHU License Agreement, which started in the low five figures in the first year of the agreement and increased to $100,000 figures in the third year and for each subsequent year of the agreement. The Company may also be required to pay JHU a low double digit percentage, not to exceed 15%, of any non-royalty sublicense consideration the Company receives.
The Company will record a liability when such events become probable. The Company has not reached any of the milestones or transacted its first commercial sale as of December 31, 2021.
The Company must make minimum royalty payments, which began upon the 4th anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.
The Company has incurred $425,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. The Company incurred $100,000 related to minimum royalties owed in the years ended December 31, 2021 and 2020 and is included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $50,000 as of December 31, 2021 and 2020.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
9. Commitments and Contingencies (continued)
Paycheck Protection Program Loan
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
The PPP Loan indebtedness may be forgiven in whole or in part upon request and the Company must provide documentation in accordance with the SBA requirements and the Company must certify that the amounts requested to be forgiven qualify under those requirements. The SBA may approve or deny the Company’s loan forgiveness application, in whole or part. The amount of potential loan forgiveness may be reduced if NexImmune fails to maintain employee and salary levels during the applicable eight-week or 24-week period following receipt of the loan proceeds. The Company submitted the PPP Loan forgiveness application in March 2021 and received full forgiveness of the $843,619 PPP Loan in July 2021. The Company recognized the $843,619 forgiveness as a gain on extinguishment of debt for the year ended December 31, 2021.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of December 31, 2021 and 2020, the Company was not involved in any material legal proceedings.
10. Convertible Notes
During April 2020, the Company authorized the sale of up to $15,000,000 6% Convertible Notes (“Agreement”). The Agreement specified an initial closing date of April 23, 2020 and allowed additional closings within 90 days of the initial closing. The Convertible Notes mature on April 23, 2021. During the years ended December 31, 2021 and 2020, the Company issued convertible notes with a principal amount of $9,031,480 and $21,618,286, respectively.
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
10. Convertible Notes (continued)
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
In October 2020, the Agreement was further amended to allow additional closings through December 31, 2020. During the year ended December 31, 2020, the Company issued convertible notes with a principal amount of $21,618,286. Subsequent to December 31, 2020, the Agreement was amended again to allow closings through January 31, 2021. The Company issued convertible notes with a principal amount of $9,031,480 during the year ended December 31, 2021.
The Company evaluated the Convertible Notes and determined that the Mandatory Conversion feature, Optional Conversion 1 feature and Change in Control meet the definition of an embedded derivative liability that is required to be bifurcated from the host instrument and measured at fair value. The fair value of the derivative liability at issuance and as of December 31, 2021 was $722,518 and zero. The fair value of the derivative liability at issuance and as of December 31, 2020 was $1,260,075 and $1,702,359, respectively.
The Company amortizes the debt issuance costs of $256,212 and debt discount of $4,229,558, comprising of the initial value of the derivative liability of $1,982,594 and the BCF of $2,246,964, prior to the adoption of ASU 2020-06, over the term of the Convertible Notes using the effective interest method. The debt issuance costs and debt discount amortization expense for the years ended December 31, 2021 and 2020 was $613,770 and $1,260,718, respectively, and is included in interest expense in the accompanying statements of operations. The interest expense at 6% of the Convertible Notes’ principal amount for the years ended December 31, 2021 and 2020 was $217,593 and $404,824, respectively.
The carrying value of the Convertible Notes consists of the following:

	2021	2020
Convertible Notes principal amount	$—	$21,618,286
Unamortized discount	—	(2,383,986)
Unamortized debt issuance costs	—	(116,636)
	$—	$19,117,664
The carrying value of the Convertible Notes issued to related and non-related parties as of December 31, 2020 was $7,324,267 and $11,793,397, respectively.
The Company completed an IPO on February 11, 2021, which triggered the mandatory conversion of all the outstanding Convertible Notes plus accrued interest into 3,669,010 shares of common stock (Note 11). Upon conversion of the Convertible Notes, the outstanding Convertible notes principal plus accrued interest thereon, net of unamortized debt discounts totaling $30,252,056 was reclassified to stockholders’ equity (deficit).
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
11. Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit (continued)
In November 2019, the Company amended its Certificate of Incorporation to authorize and designate 34,061,879 shares of Series A-3 Redeemable Convertible Preferred Stock. The Company issued 31,209,734 shares of Series A-3 Redeemable Convertible Preferred Stock during November and December 2020, at an issue price of $0.3523 per share resulting in proceeds of $10,887,449 net of issuance costs of $107,748.
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
Dividends—Holders of the Series A Redeemable Convertible Preferred Stock shares are entitled to receive cumulative, non-compounding dividends at the rate of 6% per annum if declared by the Board of Directors. Holders of Series A Redeemable Convertible Preferred Stock shares will also participate in dividends on common stock on an as-converted basis. As of December 31, 2020, undeclared cumulative dividends on the Series A Redeemable Convertible Preferred Stock shares was approximately $8,022,431. On a per share basis, undeclared cumulative dividends on the Series A, A-2 and A-3 Redeemable Convertible Preferred Stock as of December 31, 2020 were $0.05, $0.04 and $0.02.
Liquidation Preference—In the event of a liquidation, winding up or sale of the Company, the holders of Series A Redeemable Convertible Preferred Stock will receive payment of an amount equal to the original purchase price per share plus any accrued but unpaid dividends on such share, whether or not declared, and thereafter will participate in future proceeds with the holders of all other classes and series of stock on an as converted basis. The Company has not adjusted the carrying values of the preferred stock to the liquidation preferences of such shares because it is uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of Series A Redeemable Convertible Preferred Stock, and at the balance sheet date these circumstances were not probable. Subsequent adjustments to the carrying values of the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur. As of December 31, 2020, the liquidation value of the Series A Redeemable Convertible Preferred Stock was approximately $62,697,711.
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
Redemption Rights—In the event of a deemed liquidation event, which includes a qualified merger or sale of the Company, where the Corporation does not effect a dissolution of the Corporation within ninety (90) days after such Deemed Liquidation Event, then the holders of Series A Redeemable Convertible Preferred Stock shares will be sent a redemption notice that outlines the terms of the redemption at the option of the holders, and the Corporation shall use the consideration received by the Corporation for such Deemed Liquidation Event together with any other assets of the Corporation available for distribution to its stockholders to redeem all outstanding shares of Series A Redeemable Convertible Preferred Stock at a price per share equal to the Series A Redeemable Convertible Liquidation Amount, as applicable. The Company did not deem the redemption to be probable as of December 31, 2020.
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
11. Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit (continued)
Issuances of Common Stock
On February 11, 2021, the Company completed its IPO, pursuant to which it issued and sold 7,441,650 shares of its common stock at a public offering price of $17.00 per share, resulting in net proceeds of $114,551,315, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of the 175,137,398 outstanding shares of the Company’s Redeemable Convertible Preferred Stock automatically converted into 10,144,041 shares of common stock after giving effect to the reverse stock split, and all of the outstanding convertible debt and accrued but unpaid interest thereon of $31,272,183 converted to 3,669,010 shares of common stock. Upon completion of the offering on February 11, 2021, the Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated.

During the years ended December 31, 2021 and 2020, the Company issued 314,698 and 1,968 shares of common stock, respectively, from the exercise of stock options.
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
12. Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which provides for granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 660,838. In September 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which provides for granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 1,741,770 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 1,809,143. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and reserved 2,757,556 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. There are 1,173,722 shares available for issuance under the 2021 plan.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board of Directors in accordance with the terms of the 2021 Plan. Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment.
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the years ended December 31, 2021 and 2020:

	2021	2020
Research and development expenses	$2,918,310	$294,168
General and administrative expenses	3,061,474	923,026
Total stock-based compensation expense	$5,979,784	$1,217,194

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
12. Stock-Based Compensation (continued)
The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding as of January 1, 2021	2,233,185	$3.53
Granted	1,617,113	16.42
Exercised	(314,698)	3.71
Cancelled	(1,699)	4.78
Forfeited	(228,610)	6.29
Outstanding as of December 31, 2021	3,305,291	$9.62	7.7	$2.3
Vested or expected to vest as of December 31, 2021	3,305,291	$9.62	7.7	$2.3
Exercisable as of December 31, 2021	1,593,109	$3.35	6.3	$2.3
Shares unvested as of December 31, 2021	1,712,182	$15.46	9.1	$0.1
The weighted average fair value of the options granted during the years ended December 31, 2021 and 2020 was $11.16 and $4.04, respectively. The options were valued using the Black-Scholes option-pricing model for the year ended December 31, 2021 and 2020 with the following assumptions:

	2021	2020
Expected volatility	78.7% to 81.1%	100%
Risk-free interest rate	.5% to 1.40%	0.7% to .74%
Expected dividend yield	0%	0%
Expected term	5.4 to 6.1 years	5.3 to 6.1 years
The total fair value of stock options vested during the years ended December 31, 2021 and 2020 was $1.4 million, and $1.0 million, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2021 and 2020 was approximately $2.1 million and $7,571, respectively.
As of December 31, 2021, there was $13.1 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 2.5 years.
13. Income Taxes
The Company’s provision for income taxes consists of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Current income tax provision:
Federal	$—	$—
State	—	—
Total	—	—
Deferred income tax benefit:
Federal	10,606,627	6,090,162
State	3,291,842	1,890,125
Total	13,898,469	7,980,287
Change in valuation allowance	(13,898,469)	(7,980,287)
Total provision (benefit) for income taxes	$—	$—

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
13. Income Taxes (continued)
A reconciliation of the statutory U.S. income tax rate to the effective income tax rate as of December 31, 2021 and 2020 is as follows:

	2021	2020
U.S. Federal statutory rate	21.00%	21.00%
State taxes	6.52%	6.52%
Permanent differences	(0.13)%	(0.63)%
Other adjustments	0.02%	(0.17)%
Change in valuation allowance	(27.41)%	(26.72)%
Provision for income taxes	0.00%	0.00%
The significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$31,758,878	$18,676,003
Accrued compensation	701,576	460,846
Stock compensation	1,445,296	254,028
Research and development credits	291,022	291,022
Other	52,751	—
Gross deferred income tax assets	34,249,523	19,681,899
Less: Valuation allowance	(33,886,096)	(19,244,190)
Total deferred income tax assets	363,427	437,709
Deferred tax liabilities:
Convertible debt	—	(77,137)
Depreciation and amortization	(363,427)	(360,572)
Total deferred tax liabilities	(363,427)	(437,709)
Net deferred tax assets	$—	$—
At December 31, 2021 and 2020, the Company had net operating loss (NOL) carryforwards for income tax purposes of approximately $115.4 million and $67.9 million, respectively, which are available to offset future federal taxable income, if any. Approximately $10.5 million of the federal NOL was generated prior to 2018 and will be expiring in increments through 2037 beginning in 2035, while the remaining $104.8 million will be carried forward indefinitely. The state NOL will expire in increments through 2037, beginning in 2035. The federal research and development tax credit carryforwards, if not utilized, will expire beginning in 2037.
Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and Section 383 of the Internal Revenue Code imposes restrictions on the utilization of tax credits in the event of a corporations’ ownership change. The Company believes that the future use of net operating losses and tax credits presented above may be limited as a result of past ownership changes and a formal study has not yet been completed.
The Company recognizes the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2021, the Company had no gross unrecognized tax benefits and did not recognize any interest or penalties related to uncertain tax positions. The Company is subject to income taxation by both Federal and State taxing authorities. Income tax returns are filed in the U.S. and state of Maryland and is generally subject to a three-year statute of limitations by major tax jurisdictions. The years that are subject to examination by tax authorities are tax years 2018 through 2021, although tax years dating back to 2015 remain open up to the tax attribute amounts carried forward for future use.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020
13. Income Taxes (continued)
At December 31, 2021, the Company provided a 100% valuation allowance on its net deferred tax assets because realization of any future tax benefit cannot be reasonably assured. The valuation allowance changed significantly during the year due to the pretax losses incurred which are not more likely than not to be realized.
14. Employee Benefit Plan
The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). The plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute a matching contribution at its discretion. During the years ended December 31, 2021 and 2020, the Company made contributions of $257,214 and $169,181, respectively, to the plan.
15. Related Party Transactions
During 2021 and 2020, the Company issued $56,500 and $8,460,460 of Convertible Notes to various Board members and other related parties with the same terms and conditions as described in Note 10. The carrying value of the Convertible Notes issued to related parties as of December 31, 2020 was $7,324,267. The Company completed an IPO on February 11, 2021, which triggered the mandatory conversion of all the outstanding Convertible Notes.
In April 2018, the Company entered into a Loan Agreement and Promissory Note agreement to lend $150,000 to an officer of the Company. The loan was to be repaid to the Company in two equal installments of $75,000 plus accrued interest on March 30, 2019 and March 30, 2020. The loan bears an interest rate of 2.72%, compounded annually. In December 2019, approximately $75,000 was repaid. The balance of approximately $81,000, including accrued interest of approximately $2,700 was repaid in April 2020.
In 2016, the Company agreed with several employees and a board advisor to postpone salary and consulting payments totaling approximately $800,000, of which approximately $615,000 was paid in December 2019, and approximately $111,000 was settled through the exercise of stock options. The remaining balance of approximately $74,000 was paid during the year ended December 31, 2020.
16. Subsequent Events

On February 17, 2022, the Company announced that Scott Carmer had resigned as President and Chief Executive Officer and as a director of the Company effective as of February 12, 2022 and that Kristi Jones has been appointed as the Company’s President and Chief Executive Officer, and that the Company’s Board of Directors (the “Board”) has elected Ms. Jones as a director of the Company, in each case effective as of February 15, 2022. Ms. Jones was elected as a Class III director for a term to continue until the 2024 annual meeting of the Company’s stockholders and thereafter until Ms. Jones’ successor has been elected and qualified or until her earlier resignation or removal.