Form 10-Q
period 2022-03-31
NexImmune, Inc.
filed 2022-05-12
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2022, the registrant had 22,841,794 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEXIMMUNE, INC.
BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,503,334	$30,326,352
Marketable securities	40,506,415	51,491,942
Restricted cash	67,500	67,500
Prepaid expenses and other current assets	6,822,410	4,394,916
Total current assets	71,899,659	86,280,710
Property and equipment, net	4,475,089	4,427,307
Operating lease right-of-use assets	1,345,681	—
Other non-current assets	593,525	324,099
Total assets	$78,313,954	$91,032,116
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,007,994	$1,045,159
Accrued expenses	4,497,425	6,170,709
Operating lease liabilities, current	585,916	—
Total current liabilities	7,091,335	7,215,868
Operating lease liabilities, net of current portion	829,440	—
Deferred rent, net of current portion	—	55,581
Total liabilities	7,920,775	7,271,449
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 22,841,794 issued and outstanding as of March 31, 2022 and 22,828,904 shares issued and outstanding as of December 31, 2021.	2,284	2,283
Additional paid-in-capital	213,177,933	211,498,827
Accumulated other comprehensive (loss) income	(20,578)	3,012
Accumulated deficit	(142,766,460)	(127,743,455)
Total stockholders’ equity	70,393,179	83,760,667
Total liabilities and stockholders’ equity	$78,313,954	$91,032,116
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$—
Operating expenses:
Research and development	10,448,843	6,012,608
General and administrative	4,604,679	4,057,592
Total operating expenses	15,053,522	10,070,200
Loss from operations	(15,053,522)	(10,070,200)
Other income (expense):
Interest income	33,093	3,613
Change in fair value of derivative liability	—	2,424,877
Interest expense	—	(904,119)
Other expense	(2,576)	(722)
Other income	30,517	1,523,649
Net loss	$(15,023,005)	$(8,546,551)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	(377,562)
Net loss attributable to common stockholders	$(15,023,005)	$(8,924,113)
Basic and diluted net loss attributable to common stockholders per common share	$(0.66)	$(0.71)
Basic and diluted weighted-average number of common shares outstanding	22,836,781	12,633,123

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(15,023,005)	$(8,546,551)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(23,590)	—
Comprehensive loss	$(15,046,595)	$(8,546,551)
The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2022 and 2021 (unaudited)

	Redeemable Convertible Preferred Stock						Stockholders’ Deficit
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,256,609	$126	$8,206,938	$(77,582,005)	—	$(69,374,941)
Cumulative effect of adoption of accounting standard	—	—	—	—	—	—	—	—	(2,277,332)	740,058	—	(1,537,274)
Issuance of Series A redeemable preferred stock upon exercise of warrants	145,000	1,450	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(121,880,303)	(35,048,885)	(22,047,361)	(7,685,865)	(31,209,734)	(10,887,449)	10,144,041	1,014	53,621,185	—	—	53,622,199
Conversion of convertible debt into common stock	—	—	—	—	—	—	3,669,010	367	30,251,689	—	—	30,252,056
Issuance of common stock in connection with the initial public offering. net of transaction costs	—	—	—	—	—	—	7,441,650	744	114,550,571	—	—	114,551,315
Exercise of stock options	—	—	—	—	—	—	65,013	7	297,076	—	—	297,083
Exercise of warrants	—	—	—	—	—	—	2,896	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,197,444	—	—	1,197,444
Net loss	—	—	—	—	—	—	—	—	—	(8,546,551)	—	(8,546,551)
Balance at March 31, 2021	—	$—	—	$—	—	$—	22,579,219	$2,258	$205,847,571	$(85,388,498)	$—	$120,461,331

Balance at January 1, 2022	—	$—	—	$—	—	$—	22,828,904	$2,283	$211,498,827	$(127,743,455)	$3,012	$83,760,667
Exercise of stock options	—	—	—	—	—	—	12,890	1	33,254	—	—	33,255
Stock-based compensation	—	—	—	—	—	—	—	—	1,645,852	—	—	1,645,852
Change in unrealized loss on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(23,590)	(23,590)
Net loss	—	—	—	—	—	—	—	—	—	(15,023,005)	—	(15,023,005)
Balance at March 31, 2022	—	$—	—	$—	—	$—	22,841,794	$2,284	$213,177,933	$(142,766,460)	(20,578)	$70,393,179

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(15,023,005)	$(8,546,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226,956	174,331
Accretion income on available-for-sale marketable securities, net	(1,618)	—
Loss on asset disposal	—	(464)
Stock-based compensation	1,645,852	1,197,444
Non-cash lease expense	121,904	—
Non-cash interest expense	—	903,919
Change in fair value of derivative liability	—	(2,424,877)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,696,917)	(2,446,793)
Accounts payable	955,433	(645,847)
Accrued expenses, deferred rent and other	(1,596,261)	633,307
Operating lease liabilities	(107,810)	—
Net cash used in operating activities	(16,475,466)	(11,155,532)
Cash flows from investing activities
Purchase of property and equipment	(344,362)	(581,228)
Proceeds from disposal of equipment	—	464
Purchase of marketable securities	(16,036,445)	—
Proceeds from maturities and sales of available-for-sale marketable securities	27,000,000	—
Net cash provided by (used in) investing activities	10,619,193	(580,764)
Cash flows from financing activities
Proceeds from initial public offering, net of transaction costs	—	115,503,948
Proceeds from the exercise of stock options	33,255	297,083
Proceeds from the exercise of warrants	—	1,450
Principal payments on capital leases	—	(5,212)
Proceeds from the issuance of convertible notes from related parties	—	56,500
Proceeds from the issuance of convertible notes	—	8,974,980
Issuance costs associated with convertible notes	—	(20,587)
Proceeds from the issuance of short-term debt	—	—
Net cash provided by financing activities	33,255	124,808,162
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,823,018)	113,071,866
Net cash, cash equivalents and restricted cash at beginning of period	30,393,852	5,098,579
Net cash, cash equivalents and restricted cash at end of period	$24,570,834	$118,170,445
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$200
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$62,241	$292,255
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.Nature of the Business
NexImmune, Inc. (“Company”, “we”, “us” or “NexImmune”), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on June 7, 2011. The Company is an emerging biopharmaceutical company advancing a new generation of immunotherapies based on its proprietary Artificial Immune Modulation, or AIMTM, technology. The AIM nanotechnology platform, originally developed at Johns Hopkins University, is the foundation for an innovative approach to immunotherapy in which the body’s own immune system is stimulated to orchestrate a targeted T cell response against a disease. Central to the AIM technology are AIM nanoparticles, which act as synthetic dendritic cells. These AIM nanoparticles can be programmed to present specific antigens and co-stimulatory signals to specific T cells, generating an immune response that can be directed toward any foreign substance or cell type in a patient’s body. The Company’s first two products, both for the treatment of different types of cancer, entered clinical trials in 2020. Data is expected to be generated throughout 2022 from these trials and the Company will share this data in the appropriate scientific forums.
Going Concern
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern ("ASC 205-40"), requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operations. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
As of March 31, 2022, the Company had an accumulated deficit of $142.8 million, negative cash flows from operating activities for the period ended March 31, 2022, and significant ongoing research and development expenses. While we have no outstanding debt and $65.0 million in cash, cash equivalents, and marketable securities as of March 31, 2022, the Company expects its negative cash flows from operating activities to continue and thus has determined that its losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these Financial Statements.
As our research and development activities mature and develop over the next year, the Company will likely require substantial funds to continue such activities, depending upon events that are difficult to predict at this time. In this regard, management plans to raise additional capital through financing activities that may include public offerings and private placements of our common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. In the absence of additional capital, the Company plans to strategically manage its uncommitted spend, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include minimizing staff costs and delaying or terminating manufacturing and clinical trial costs. There are inherent uncertainties associated with fundraising activities and activities to manage our uncommitted spending and the successful execution of these activities may not be within the Company’s control. There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected. The Company is continually looking into further capital planning and the evaluation of strategic alternatives. There is substantial doubt about the Company’s ability to continue as a going concern.
2.Basis of Presentation
The accompanying unaudited financial statements were prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the FASB. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 9, 2022.
In management’s opinion, the accompanying financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2022 and December 31, 2021, and our statements of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and statements of cash flows for the three month periods ended March 31, 2022 and 2021. Interim results are not necessarily indicative of results for an entire year.
Recent Accounting Standards and Pronouncements
Recently Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as subsequently amended (collectively “ASC 842”). The guidance amends the existing accounting standards for lease accounting, including requirements for lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expanding disclosure requirements regarding leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting ASC 842 in which entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted. In November 2019, the FASB issued ASU 2019-10 deferring the effective date for private entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05 which further defers the effective date for private entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022.

As an emerging growth company ("EGC"), the Company adopted the new leasing guidance effective January 1, 2022 utilizing the modified retrospective approach that uses the effective date as the initial date of application whereby financial information for prior periods presented before the ASC 842 effective date will not be updated. ASC 842 provides a number of optional practical expedients in transition. By applying the ‘package of practical expedients’ permitted under the transition guidance, the Company is not required to reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company completed its evaluation and recognized $1.5 million in operating right-of-use assets and $0.6 million and $1.0 million in operating lease liabilities, current and non-current, respectively, on January 1, 2022. The Adoption of ASC 842 did not have a material impact on the Company’s Statements of Operations and Statements of Cash Flows.
Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies the measurement of expected credit losses on certain financial instruments ("ASU 2016-13"). In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The standard is effective for fiscal year beginning after December 15, 2022, and interim periods beginning after December 15, 2022 and requires a modified-retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. Early adoption is permitted. Based on the composition of the Company’s investment portfolio, current market conditions and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its financial position, results of operations or the related disclosures.

3.Cash and Cash Equivalents, Restricted cash, and Marketable Securities
The following table presents the Company’s cash and cash equivalents and restricted cash as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021	Recurring Fair Value Measurement
Cash and cash equivalents:
Cash	$7,903,843	$2,702,393
Money market funds	13,603,049	22,124,003	Level 1
Fixed income debt securities	2,996,442	5,499,956	Level 2
Total Cash and cash equivalents	24,503,334	30,326,352
Restricted cash	67,500	67,500
Total cash, cash equivalents, and restricted cash	$24,570,834	$30,393,852
The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent those required as collateral on corporate credit cards.
Marketable Securities
Marketable securities consist of fixed-income debt securities with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. Realized gains and losses are reported as other income (expense) within the statement of operations. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no realized gains or losses on the sale of marketable securities for the three month ended periods ended March 31, 2022 and 2021. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.
As of March 31, 2022 and December 31, 2021, the Company’s marketable securities consisted of only fixed-income securities that mature within one year. The amortized cost of these securities amounted to $40.5 million and $51.5 million, and the estimated fair value amounted to $40.5 million and $51.5 million as of March 31, 2022 and December 31, 2021, respectively. The gross unrealized gains and gross unrealized losses on these marketable securities were not material as of March 31, 2022 and December 31, 2021. All marketable securities are measured as Level 2 investments.
4.Fair Value Measurements
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts payable, accrued expenses, convertible notes and derivative liabilities. The fair values of the cash and cash equivalents, accounts payable and accrued expenses approximated their carrying values as of March 31, 2022 and December 31, 2021 due to their short-term maturities. The Convertible Notes as discussed in Note 10 contain embedded derivative features that were required to be bifurcated and remeasured to fair value at each reporting period while those instruments were outstanding.
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
There were no Level 3 recurring fair value measurements as of March 31, 2022 and December 31, 2021.
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$13,603,049	$—	$—	$22,124,003	$—	$—
Fixed income debt securities	—	43,502,857	—	—	56,991,897	—
	$13,603,049	$43,502,857	$—	$22,124,003	$56,991,897	$—
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Prepaid research and development expenses	$3,663,880	$3,375,388
Prepaid maintenance agreements	153,476	132,104
Prepaid insurance	2,571,256	479,393
Prepaid other	306,767	308,842
Other current assets	127,031	99,189
Total prepaid expenses and other current assets	$6,822,410	$4,394,916

6.Property and Equipment
Property and equipment consist of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Laboratory equipment	$6,199,779	$5,943,501
Computer equipment and software	500,972	486,822
Furniture and fixtures	47,877	47,877
Leasehold improvements	234,457	230,148
	6,983,085	6,708,348
Less accumulated depreciation and amortization	(2,507,996)	(2,281,041)
Total Property and equipment, net	$4,475,089	$4,427,307
Depreciation and amortization expense was $226,956 and $174,331 for the three months ended March 31, 2022 and 2021, respectively. Laboratory equipment includes $0.6 million in equipment received but not yet placed into service as of March 31, 2022.
7.Accrued Expenses
A summary of the components of accrued expenses is as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued research and development costs	$2,084,028	$2,611,380
Accrued professional fees	659,784	384,254
Accrued salaries, benefits and related expenses	1,628,703	3,143,602
Other accrued expenses	124,910	31,473
Total accrued expenses	$4,497,425	$6,170,709
8.Commitments and Contingencies
Maryland Biotechnology Center Grant
The Company entered into a Translational Research Award Agreement effective May 23, 2012 with the Department of Business & Economic Development with the State of Maryland, Maryland Biotechnology Center (“MBC”). The mission of MBC is to integrate entrepreneurial strategies to stimulate the transformation of scientific discovery and intellectual assets into capital formation and business development. Under the agreement and as amended in 2013, MBC provided $325,000 to NexImmune for research on its artificial aAPC for cancer immunotherapy.
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through March 31, 2022, no revenue has been recorded, therefore, no payments to MBC are due.
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
1

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
The Company is required to make minimum annual royalty payments of $100,000 to JHU under the A&R JHU License Agreement, which started in the low five figures in the first year of the agreement and increased to $100,000 in the third year of the agreement and for each subsequent year of the agreement. The Company may also be required to pay JHU a low double digit percentage not to exceed 15%, of any non-royalty sublicense consideration the Company receives.
The Company will record a liability when such events become probable of occurring. The Company has not reached any of the milestones or transacted its first commercial sale as of March 31, 2022.
The Company must make minimum royalty payments, which began upon the 4th anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.
The Company has incurred $450,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the A&R JHU License Agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During the three months ended March 31, 2022 and 2021, the Company incurred $25,000 in both periods related to minimum royalties owed, included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $75,000 as of March 31, 2022 and $50,000 as of December 31, 2021.
Paycheck Protection Program Loan
On April 23, 2020, the Company applied for an unsecured $843,619 loan under the Paycheck Protection Program (“PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On May 1, 2020, the PPP Loan was approved and funded. The Company entered into a promissory note of $843,619, which was recorded within other current liabilities in the accompanying balance sheet. The Company treated the PPP Loan as debt under ASC 470. The use of loan proceeds was required to be used for payroll costs, payment of interest on covered mortgage obligations, rent and utility costs over either an eight-week or 24-week period, at the Company’s option.
The Company submitted the PPP Loan forgiveness application to the SBA in March 2021 and received full forgiveness of the $843,619 PPP Loan in July 2021. The Company did not carry a PPP loan balance as of March 31, 2022 and December 31, 2021.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of March 31, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings.
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
If the Mandatory Conversion and Optional Conversion 1 did not occur by the maturity date, the outstanding principal amount plus all accrued and unpaid interest would be converted at the option of the holder into Company’s common stock at the price per share obtained by dividing $85.0 million by the Company’s fully-diluted capitalization (“Optional Conversion 2”).
If the Company (i) consummates a change in control or (ii) the Company’s common stock becomes publicly listed on a stock exchange, the outstanding principal amount plus all accrued and unpaid interest would automatically convert into shares of the Company’s most senior series of capital stock outstanding at the time of such change in control or public listing, at a price equal to the lower of (a) 90% of the price per share paid by the purchasers of such stock in such a transaction and (b) the price per share obtained by dividing $125.0 million by the Company’s fully-diluted capitalization (“Change in Control”).
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
In October 2020, the Agreement was further amended to allow additional closings through December 31, 2020, and in January 2021 it was amended again to allow closings through January 31, 2021. In January 2021, the Company issued convertible notes with a principal amount of $9.0 million.
The Company evaluated the Convertible Notes and determined that the Mandatory Conversion feature, Optional Conversion 1 feature and Change in Control meet the definition of an embedded derivative liability that is required to be bifurcated from the host instrument and measured at fair value. The fair value of the derivative liability for the convertible notes issued in January 2021 was $0.7 million.
The Company amortized the debt issuance costs of $0.3 million and debt discount of $4.2 million, comprising of the initial value of the derivative liability of $2.0 million and the BCF of $2.2 million, prior to the adoption of ASU 2020-06, over the term of the Convertible Notes using the effective interest method. Upon adoption of this standard, the beneficial conversion feature was no longer separately accounted. As a result of applying the modified retrospective method, the Company recognized a transition adjustment of $0.7 million recorded in accumulated deficit, a reduction of additional paid-in capital of $2.3 million and an increase to the carrying value of the convertible notes of $1.5 million on January 1, 2021.
The debt issuance costs and debt discount amortization expense for three months ended March 31, 2021 was $0.6 million and is included in interest expense in the accompanying statements of operations. The interest expense at 6% of the Convertible Notes’ principal amount for three months ended March 31, 2021 was $0.2 million. The effective interest rate during the three months ended March 31, 2021 was 25%.
The Company completed an IPO on February 11, 2021, which triggered the mandatory conversion of all the outstanding Convertible Notes plus accrued interest into 3,669,010 shares of common stock (Note 10). Upon conversion of the Convertible Notes, the outstanding Convertible notes principal plus accrued interest thereon, net of unamortized debt discounts totaling $30.3 million was reclassified to stockholders’ equity (deficit).
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
17

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
11.Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”), which provides for granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 660,838. In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which provides for granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 1,741,770 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 1,809,143. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and reserved 2,757,556 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. There are 2,664,700 shares available for issuance under the 2021 plan as of March 31, 2022 which includes the evergreeen provision effective January 1, 2022 contained in the 2021 Plan.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board of Directors in accordance with the terms of the 2021 Plan Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment.
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the period ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$1,132,762	$204,330
General and administrative expenses	513,090	993,114
Total stock-based compensation expense	$1,645,852	$1,197,444
The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding as of January 1, 2022	3,305,291	$9.62
Granted	27,500	2.91
Exercised	(12,890)	2.58
Cancelled	(73,903)	3.05
Forfeited	(303,130)	15.76
Outstanding as of March 31, 2022	2,942,868	$9.12	6.5	1.7
Vested or expected to vest as of March 31, 2022	2,942,868	$9.12	6.5	1.7
Exercisable as of March 31, 2022	1,981,477	$6.46	5.2	1.7
Shares unvested as of March 31, 2022	961,391	$14.62	9.0	0.1
1

The weighted average fair value of the options granted during the three months ended March 31, 2022 and 2021 was $1.99 and $11.64, respectively. The options were valued using the Black-Scholes option-pricing model for the three months ended March 31, 2022 and 2021 with the following assumptions:

	2022	2021
Expected volatility	78.8% to 79.0%	79.8% to 81.0%
Risk-free interest rate	1.5% to 1.7%	0.6% to 0.7%
Expected dividend yield	0%	0%
Expected term	6.1 years	5.5 to 6.0 years
The total fair value of stock options vested during the three months ended March 31, 2022 and 2021 was approximately $5.2 million, and $0.8 million, respectively. The intrinsic value of stock options exercised for the three months ended March 31, 2022 and 2021 was immaterial and $0.2 million, respectively.
As of March 31, 2022, there was $8.6 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 2.5 years.
12.Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock. Such dividends are only payable if and when declared by the Board of Directors. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and Convertible Notes. For the three months ended March 31, 2022 and 2021, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options, shares of redeemable convertible preferred stock, and warrants were excluded from the calculation of diluted loss per share. Under the if-converted method, convertible instruments that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later.
Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives is added back to the numerator of the diluted net loss per share calculation if the conversion of the Convertible Notes is dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net loss	$(15,023,005)	$(8,546,551)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	(377,562)
Net loss attributable to common stockholders	$(15,023,005)	$(8,924,113)
Basic and diluted net loss per common share	$(0.66)	$(0.71)
Basic and diluted weighted average common shares outstanding	22,836,781	12,633,123

The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at March 31, 2022 and 2021 as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	2,942,868	3,146,048
Redeemable convertible preferred stock	—	4,733,929
Convertible debt	—	2,059,100
Warrants	—	611
Total	2,942,868	9,939,688
Shares of redeemable convertible preferred stock also participate in dividends with shares of common stock (if and when declared) and therefore are deemed participating securities. The holders of redeemable convertible preferred stock do not contractually share in losses and therefore no additional net loss per share has been disclosed under the two-class method.
13.Related Party Transaction
On March 16, 2022, the Company and Zephyr AI, Inc. (“Zephyr”) entered into a Joint Research Agreement (the “JRA”) focused on the joint collaboration, identification and validation of certain targets in order to facilitate further research, development and potential commercialization of immunotherapies. Zephyr is owned by a holding company with multiple Board members from the Company. The JRA term is two years unless mutually extended.
Pursuant to the JRA, Zephyr will identify suitable antigens or combinations thereof for validation and testing by NexImmune. The Joint Steering Committee provided for by the JRA (the “JSC”) will then determine which identified candidates shall be subject to further analysis. NexImmune will validate which, if any, of the identified antigens are suitable for T-cell engagement and killing function (the “Final Candidates”). The JSC will make a good-faith determination as to whether the data supports the further IND-targeted development by NexImmune of any of the Final Candidates. The Company and Zephyr will jointly own any Final Candidates, including the intellectual property related thereto. Each of the Company and Zephyr shall be responsible for payment of their own respective costs and expenses in connection with the performance of their respective obligations under the JRA. If a Final Candidate is to be further developed, then the Company and Zephyr shall engage in good-faith negotiations to agree on the terms and conditions of an agreement with respect to the further development and commercialization of such Final Candidate. If such an agreement is not executed within the prescribed negotiation period, then neither the Company nor Zephyr may further develop such Final Candidate. The expenses related to the JRA for the three months ended March 31, 2022 were immaterial.
14. Leases
The Company leases certain office space and laboratory space. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company does not recognize right-of-use assets or lease liabilities for leases determined to have a term of 12 months or less. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will either renew or not cancel, respectively.
At the lease commencement date, the operating lease liability is recorded at the present value of future lease payments over the expected remaining lease term using the discount rate implicit in the lease, if it is readily determinable, or the Company’s incremental borrowing rate. The right-of-use asset is measured as the lease liability and adjusted for prepaid rent, initial direct costs, and incentives. The Company's leases contain variable non-lease components such as maintenance, taxes, insurance, and similar costs for the spaces it occupies. For new and amended leases beginning in 2022 and after, the Company has elected the practical expedient not to separate these non-lease components of leases for classes of all underlying assets and instead account for them as a single lease component for all leases. The Company recognizes the net fixed payments of operating leases on a straight-line basis over the lease term. Variable executory costs, as it relates to net leases, are to be excluded from the calculation of the lease liability and the Company expenses the variable lease payments in the period in which it incurs the obligation to pay such variable amounts and will be included in variable lease costs in the leases footnote disclosure.
Variable lease payments are not included in the Company's calculation of its right-of-use assets or lease liabilities. Variable lease costs were immaterial for the three month period ending March 31, 2022. The components of lease cost under ASC 842 for the three months ending March 31, 2022 are as follows:

Lease costs	Statement of Operations Classification	March 31, 2022
Operating lease cost	Operating expenses: research and development	$82,506

Operating lease cost	Operating expenses: general and administrative	64,151
		$146,657
Supplemental disclosure of cash flow information and weighted average remaining lease term and discount rate related to leases were as follows:

Other information	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(132,563)
Weighted-average remaining lease term — operating leases	2.6 years
Weighted-average discount rate — operating leases	6.8%
Future fixed lease payments for operating leases in effect as of March 31, 2022, are payable as follows:

Maturity of lease liabilities for the years ending December 31,	Operating Leases
2022 (for the remaining nine months of the year ending December 31, 2022)	$451,866
2023	617,999
2024	469,939
2025	—
2026	—
Thereafter	—
Total lease payment	$1,539,804
Less: imputed interest	(124,448)
Present value of lease liabilities	$1,415,356
15. Income Taxes
The Company has not recorded any tax provision or benefit for the three months ended March 31, 2022 and 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not to be realized at March 31, 2022 and December 31, 2022. The effective tax rate for the three months ended March 31, 2022 and 2021 is 0%.
The Company has not recorded any accruals related to uncertain tax positions as of March 31, 2022 and December 31, 2021. Income tax returns are filed in federal and state jurisdictions and generally subject to a three-year statute of limitations. The years that are subject to examination by tax authorities are tax years 2018 through 2021, although tax years dating back to 2015 remain open to the tax attribute amounts carried forward for future use.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 9, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
The backbone of our approach is our proprietary Artificial Immune Modulation, or AIMTM. One of the critical advantages of the AIM technology platform is the ability to rapidly customize it for new therapeutics, in a modular, Lego-like manner. NexImmune has developed protein conjugation techniques so that nanoparticles can be customized quickly for different antigens, HLA alleles and Signal 2 messages. It is even possible to add additional signals or homing proteins. This gives the platform tremendous flexibility and application in oncology and infectious disease (where up-regulatory messages are delivered to targeted T cells) but also autoimmune disorders (where down-regulatory or apoptopic messages are delivered to targeted T cells). These conjugation techniques also apply to both the ex vivo adoptive cell therapy modality, called AIM ACT, and the in vivo directly-injectable modality, called AIM INJ.
Currently, we have two product candidates in human trials: NEXI-001 in acute myeloid leukemia, or AML, and NEXI-002 in multiple myeloma, or MM, both of which are AIM ACT therapies. Both programs have active Phase 1/2 trials ongoing. As result of changes in the approved product landscape, we are exploring the potential for collaborations or partnerships to further advance the NEXI-002 development program in multiple myeloma. Our next adoptive cell therapy product candidate, NEXI-003, is our first product candidate targeted at solid tumors. The company anticipates filing an IND by the end of first half 2022 for NEXI-003 against HPV-associated solid tumor malignancies.
In addition to our programs using the AIM ACT modality, we are also developing “off-the-shelf” AIM INJ. The AIM INJ modality is designed to enable AIM nanoparticles to engage CD8+ T cells directly inside the body without the need for ex vivo expansion and manufacturing, which we believe will result in a greater ease of administration and a less complex and less expensive manufacturing process. We have completed substantial non-clinical work to advance the AIM INJ modality towards a potential investigational new drug application, or IND, filing, including preparing appropriate IND-enabling experiments in support of a planned clinical program focusing on solid tumors. Subject to regulatory feedback and an IND filing, we anticipate a second clinical program that would target autoimmune disease and which would be the first AIM product candidate to suppress, rather than activate, T cell function.
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
20

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. As of March 31, 2022, we had an accumulated deficit of $142.8 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to continue incurring costs associated with operating as a public company, including legal, accounting, investor relations, compliance and other expenses.
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
As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $65.0 million.
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
Interest Expense
Interest expense consists of interest accrued on the convertible notes and interest recognized upon the amortization of the beneficial conversion feature, debt issuance costs and bifurcated derivative liability. No further interest expense was recognized after the convertible notes were converted into shares of common stock upon the completion of the IPO in February 2021.
Change in Fair Value of Derivative Liability
The change in fair value of derivative liability consists entirely of the mark-to-market adjustment of the bifurcated derivative liability related to the convertible notes. As a result of our IPO, the derivative liability was settled.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$10,449	$6,013	$4,436
General and administrative	4,605	4,058	547
Total operating expenses	15,054	10,070	4,983
Loss from operations	(15,054)	(10,070)	(4,983)
Other income (expense):
Interest income	33	4	29
Change in fair value of derivative liability	—	2,425	(2,425)
Interest expense	—	(904)	904
Other expense	(3)	(1)	(2)
Other income	31	1,524	(1,493)
Net loss	$(15,023)	$(8,547)	$(6,476)
Research and Development Expenses. Research and development expenses were $10.4 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $4.4 million was due primarily to increases of $1.6 million for research and clinical trial expenses, increases to salary and benefits of $1.5 million resulting from increased headcount, $1.0 million in stock compensation expense, and $0.3 million in consulting fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $4.6 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $0.5 million was due primarily to increases of $0.5 million in salary and benefits resulting from increased headcount, an increase of $0.3 million in professional fees, and an increase of $0.2 million in legal and consulting fees, offset by a reduction $0.5 million in stock compensation expense.
Change in Fair Value of Derivative Liability. The change in fair value of derivative liability was $0 and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. The decrease reflected the remeasurement of the derivative liability immediately before the conversion of the convertible notes into shares of common stock upon the completion of the IPO in February 2021. Following the IPO there are no derivative instruments.

Interest Expense. Interest expense decreased by $0.9 million for the three months ended March 31, 2022. The decrease is due to the issuance of convertible debt during the period from April 2020 into January 2021. The convertible notes were converted into shares of common stock upon the completion of the IPO in February 2021.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $65.0 million. We expect our negative cash flows from operating activities to continue and thus have determined that the losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance date of these Financial Statements.
We believe that our existing cash and cash equivalents, including amounts received subsequent to March 31, 2022, will be sufficient to fund our activities into second quarter of 2023.
As our research and development activities mature and develop over the next year, we will likely require substantial funds to continue such activities, depending upon events that are difficult to predict at this time. In this regard, management plans to raise additional capital through financing activities that may include public offerings and private placements of our common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. In the absence of additional capital, the Company plans to strategically manage its uncommitted spend, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include minimizing staff costs and delaying or terminating manufacturing and clinical trial costs. There are inherent uncertainties associated with fundraising activities and activities to manage our uncommitted spending and the successful execution of these activities may not be within our control. There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected. We are continually looking into further capital planning and the evaluation of strategic alternatives. There is substantial doubt about our ability to continue as a going concern.
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
Cash Flows
The following table sets forth a summary of the net cash flow activity for the nine months ended March 31, 2022 and 2021:

	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,475)	$(11,156)
Investing activities	$10,619	$(581)
Financing activities	$33	$124,808
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,823)	$113,072
Operating Activities
Net cash used in operating activities was $16.5 million and $11.2 million for the three months ended March 31, 2022 and 2021, respectively. The net cash used in operating activities for the three months ended March 31, 2022 and 2021 was primarily due to our net loss of $15.0 million, resulting from research and development expenses of $10.4 million as we continue our clinical program and preclinical research programs and $4.6 million of administrative expenses for public company expenses, salary and related expenses and professional fees.
The net cash used in operating activities for the three months ended March 31, 2021 was primarily due to our net loss of $8.5 million, consisting of $6.0 million for research and development expenses primarily in preclinical research expenses and manufacturing as we prepared for our clinical program, and $4.1 million in administrative expenses for salary and related expenses and professional fees.
Investing Activities
Net cash provided by investing activities was $10.6 million for the three months ended March 31, 2022 resulting from the maturities of $27.0 million in available-for-sale marketable securities, partially offset by the purchases of $16.0 million in available-for-sale marketable securities and the purchase of property and equipment of $0.3 million. Net cash used in investing activities of $0.6 million for the three months ended March 31, 2021 was primarily due to the purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was immaterial for the three months ended March 31, 2022. Net cash provided by financing activities was $124.8 million for the three months ended March 31, 2021 primarily due to the net proceeds of $115.5 million from the IPO and $9.0 million from the issuance of convertible debt.
Funding Requirements
We believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash requirements into second quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. If we are not able to raise additional funding, we may not be able to enter into successful collaborations under favorable terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business.
Our future capital requirements will depend on many factors, including:
•the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of NEXI-001 and NEXI-002 and any other future product candidates;
•the potential to expand the eligible patient population for NEXI-001 to include haplo-identical donor/patients;
•the emerging competition and the potential to evaluate NEXI-002 in earlier lines of therapy or combinations for multiple myeloma patients based on the safety profile and clinical signs observed;
•the consideration of collaborations or strategic partnerships to continue the development of NEXI-002;
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
While our significant accounting policies are described in more detail in Note 3, “Summary of Significant Accounting Policies”, in our Form 10-K for the year ended December 31, 2021, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.
Stock-Based Compensation Expense
Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 3, “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three months ended March 31, 2022 and 2021.
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
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. We will remain an EGC until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.07 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An EGC may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an EGC,
•we may present only two years of audited financial statements, plus unaudited condensed financial statements for any interim period, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this filing.
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
Under the JOBS Act, EGCs can also delay adopting new or revised accounting standards until such time as those standards apply to private companies, which may make our financial statements less comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Until the date that we are no longer an EGC or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which we will adopt the recently issued accounting standard.
We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of the IPO was less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. After the IPO we may continue to be a smaller reporting company if either (1) the market value of our stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Quarterly Report on Form 10-Q and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three months ended March 31, 2022 or 2021.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Other than the risk factor provided below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
We expect our costs and expenses to increase as we continue to develop our product candidates and progress our current clinical programs and costs associated with being a public company.
We had cash and cash equivalents of $65.0 million as of March 31, 2022, which we believe that should be sufficient to fund our operating plan into second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the requirements of ASC 205-40, Presentation of Financial Statements - Going Concern, and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the date of the financial statements. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. Our future success depends on our ability to raise capital and/or execute our current operating plan. However, we cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2021 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1	Employment Agreement, by and between the Registrant and Kristi Jones, dated March 8, 2022 (incorporated by reference to Exhibit 10.8.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40045) filed with the SEC on March 9, 2022)

10.2*	Employment Agreement, by and between the Registrant and Mathias Oelke, date April 5, 2022

10.3*#	Joint Research Agreement, by and between Zephyr AI, Inc. and NexImmune, Inc., dated March 16, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.
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

NEXIMMUNE, INC.

Date: May 12, 2022	By:	/s/ Kristi Jones
Kristi Jones
President and Chief Executive Officer

Date: May 12, 2022	By:	/s/ John Trainer
John Trainer
Chief Financial Officer