Form 10-Q
period 2022-06-30
NexImmune, Inc.
filed 2022-08-15
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, the registrant had 24,155,551 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to obtain and maintain regulatory approval of NEXI-001, NEXI-002, and NEXI-003 and/or our other product candidates;
•our ability to successfully commercialize and market NEXI-001, NEXI-002, and NEXI-003 and/or our other product candidates, if approved;
•our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
•the potential market size, opportunity and growth potential for NEXI-001, NEXI-002, and NEXI-003 and/or our other product candidates, if approved;
•our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize NEXI-001, NEXI-002, and NEXI-003 and/or our other product candidates, if approved;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEXIMMUNE, INC.
BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,644,227	$30,326,352
Marketable securities	12,484,305	51,491,942
Restricted cash	105,000	67,500
Prepaid expenses and other current assets	6,355,781	4,394,916
Total current assets	59,589,313	86,280,710
Property and equipment, net	4,709,036	4,427,307
Operating lease right-of-use assets	1,221,668	—
Other non-current assets	146,013	324,099
Total assets	$65,666,030	$91,032,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,652,435	$1,045,159
Accrued expenses	6,871,039	6,170,709
Operating lease liabilities, current	590,313	—
Total current liabilities	9,113,787	7,215,868
Operating lease liabilities, net of current portion	699,562	—
Deferred rent, net of current portion	—	55,581
Total liabilities	9,813,349	7,271,449
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.0001 par value, 250,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 22,893,551 and 22,828,904 shares issued and outstanding as of June 30, 2022 and December 31, 2021	2,289	2,283
Additional paid-in-capital	214,486,976	211,498,827
Accumulated other comprehensive (loss) income	(9,335)	3,012
Accumulated deficit	(158,627,249)	(127,743,455)
Total stockholders’ equity	55,852,681	83,760,667
Total liabilities and stockholders’ equity	$65,666,030	$91,032,116
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	11,837,519	8,124,973	22,286,362	14,137,581
General and administrative	4,088,445	4,038,050	8,693,124	8,095,642
Total operating expenses	15,925,964	12,163,023	30,979,486	22,233,223
Loss from operations	(15,925,964)	(12,163,023)	(30,979,486)	(22,233,223)
Other income (expense):
Interest income	84,221	6,851	117,314	10,464
Change in fair value of derivative liability	—	—	—	2,424,877
Interest expense	—	(101)	—	(904,220)
Other expense	(19,046)	(25,974)	(21,622)	(26,696)
Other income (expense)	65,175	(19,224)	95,692	1,504,425
Net loss	$(15,860,789)	$(12,182,247)	$(30,883,794)	$(20,728,798)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	—	—	(377,562)
Net loss attributable to common stockholders	$(15,860,789)	$(12,182,247)	$(30,883,794)	$(21,106,360)
Basic and diluted net loss attributable to common stockholders per common share	$(0.69)	$(0.54)	$(1.35)	$(1.20)
Basic and diluted weighted-average number of common shares outstanding	22,871,369	22,608,866	22,854,311	17,648,551

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(15,860,789)	$(12,182,247)	$(30,883,794)	$(20,728,798)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	11,243	(2,917)	(12,347)	(2,917)
Comprehensive loss	$(15,849,546)	$(12,185,164)	$(30,896,141)	$(20,731,715)
The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2022 and 2021 (unaudited)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2022	—	$—	—	$—	—	$—	22,841,794	$2,284	$213,177,933	$(142,766,460)	$(20,578)	$70,393,179
Cashless exercise of options for common stock	—	—	—	—	—	—	51,757	5	(5)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,309,048	—	—	1,309,048
Change in unrealized gain on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	11,243	11,243
Net loss	—	—	—	—	—	—	—	—	—	(15,860,789)	—	(15,860,789)
Balance at June 30, 2022	—	$—	—	$—	—	$—	22,893,551	$2,289	$214,486,976	$(158,627,249)	$(9,335)	$55,852,681

Balance at April 1, 2021	—	$—	—	$—	—	$—	22,579,219	$2,258	$205,847,571	$(85,388,498)	$—	$120,461,331
Exercise of stock options	—	—	—	—	—	—	48,788	5	149,767	—	—	149,772
Stock-based compensation	—	—	—	—	—	—	—	—	1,483,481	—	—	1,483,481
Change in unrealized gains available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(2,917)	(2,917)
Net loss	—	—	—	—	—	—	—	—	—	(12,182,247)	—	(12,182,247)
Balance at June 30, 2021	—	$—	—	$—	—	$—	22,628,007	$2,263	$207,480,819	$(97,570,745)	(2,917)	$109,909,420

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2022 and 2021 (unaudited)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	—	$—	—	$—	22,828,904	$2,283	$211,498,827	$(127,743,455)	$3,012	$83,760,667
Exercise of stock options	—	—	—	—	—	—	12,890	1	33,254	—	—	33,255
Stock-based compensation	—	—	—	—	—	—	—	—	2,954,900	—	—	2,954,900
Cashless exercise of options for common stock	—	—	—	—	—	—	51,757	5	(5)	—	—	—
Change in unrealized loss on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(12,347)	(12,347)
Net loss	—	—	—	—	—	—	—	—	—	(30,883,794)	—	(30,883,794)
Balance at June 30, 2022	—	$—	—	$—	—	$—	22,893,551	$2,289	$214,486,976	$(158,627,249)	(9,335)	$55,852,681

Balance at January 1, 2021	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,256,609	$126	$8,206,938	$(77,582,005)	—	$(69,374,941)
Cumulative effect of adoption of accounting standard	—	—	—	—	—	—	—	—	(2,277,332)	740,058	—	(1,537,274)
Issuance of Series A redeemable preferred stock upon exercise of warrants	145,000	1,450	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(121,880,303)	(35,048,885)	(22,047,361)	(7,685,865)	(31,209,734)	(10,887,449)	10,144,041	1,014	53,621,185	—	—	53,622,199
Conversion of convertible debt into common stock	—	—	—	—	—	—	3,669,010	367	30,251,689	—	—	30,252,056
Issuance of common stock in connection with the initial public offering. net of transaction costs	—	—	—	—	—	—	7,441,650	744	114,550,571	—	—	114,551,315
Exercise of stock options	—	—	—	—	—	—	113,801	12	446,843	—	—	446,855
Exercise of warrants	—	—	—	—	—	—	2,896	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,680,925	—	—	2,680,925
Change in unrealized loss on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(2,917)	(2,917)
Net loss	—	—	—	—	—	—	—	—	—	(20,728,798)	—	(20,728,798)
Balance at June 30, 2021	—	$—	—	$—	—	$—	22,628,007	$2,263	$207,480,819	$(97,570,745)	$(2,917)	$109,909,420

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(30,883,794)	$(20,728,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469,829	393,875
Accretion income on available-for-sale marketable securities, net	5,229	—
Loss (gain) on asset disposal	5,145	(464)
Stock-based compensation	2,954,900	2,680,925
Non-cash lease expense	245,917	—
Non-cash interest expense	—	903,919
Change in fair value of derivative liability	—	(2,424,877)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,782,778)	(5,985,891)
Accounts payable	286,999	172,566
Accrued expenses, deferred rent and other	732,331	219,163
Operating lease liabilities	(233,292)	—
Net cash used in operating activities	(28,199,514)	(24,769,582)
Cash flows from investing activities
Purchase of property and equipment	(468,426)	(1,634,586)
Proceeds from disposal of equipment	—	464
Purchase of marketable securities	(21,509,940)	(38,981,461)
Proceeds from maturities of available-for-sale marketable securities	59,000,000	—
Proceeds from redemption of available-for-sale marketable securities	1,500,000	—
Net cash provided by (used in) investing activities	38,521,634	(40,615,583)
Cash flows from financing activities
Proceeds from initial public offering, net of transaction costs	—	114,721,518
Proceeds from the exercise of stock options	33,255	446,855
Proceeds from the exercise of warrants	—	1,450
Principal payments on capital leases	—	(10,524)
Proceeds from the issuance of convertible notes from related parties	—	56,500
Proceeds from the issuance of convertible notes	—	8,974,980
Issuance costs associated with convertible notes	—	(20,587)
Net cash provided by financing activities	33,255	124,170,192
Net increase in cash, cash equivalents and restricted cash	10,355,375	58,785,027
Net cash, cash equivalents and restricted cash at beginning of period	30,393,852	5,098,579
Net cash, cash equivalents and restricted cash at end of period	$40,749,227	$63,883,606
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$300
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$375,118	$80,905
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
As of June 30, 2022, the Company had an accumulated deficit of $158.6 million, negative cash flows from operating activities for the period ended June 30, 2022, and significant ongoing research and development expenses. While we have no outstanding debt and $53.1 million in cash, cash equivalents, and marketable securities as of June 30, 2022, the Company expects its negative cash flows from operating activities to continue and thus has determined that its losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.
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
In management’s opinion, the accompanying financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2022 and December 31, 2021, and our statements of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and statements of cash flows for the three and six month periods ended June 30, 2022 and 2021. Interim results are not necessarily indicative of results for an entire year.
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

3.Cash and Cash Equivalents, Restricted Cash, and Marketable Securities
The following table presents the Company’s cash, cash equivalents and restricted cash as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021	Recurring Fair Value Measurement
Cash and cash equivalents:
Cash	$6,010,083	$2,702,393
Money market funds	20,677,014	22,124,003	Level 1
Fixed income debt securities	13,957,130	5,499,956	Level 2
Total cash and cash equivalents	40,644,227	30,326,352
Restricted cash	105,000	67,500
Total cash, cash equivalents, and restricted cash	$40,749,227	$30,393,852
The Company considers all investments in highly liquid financial instruments with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent those required as collateral on corporate credit cards.
Marketable Securities
Marketable securities consist of fixed-income debt securities with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. Realized gains and losses are reported as other income (expense) within the statement of operations. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no realized gains or losses on the sale of marketable securities for the three and six month ended periods ended June 30, 2022 and 2021. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.
As of June 30, 2022 and December 31, 2021, the Company’s marketable securities consisted of only fixed-income securities that mature within one year. The amortized cost and estimated fair value of these securities amounted to $12.5 million and $51.5 million as of June 30, 2022 and December 31, 2021, respectively. The gross unrealized gains and losses on these marketable securities were not material as of June 30, 2022 and December 31, 2021. All marketable securities are measured as Level 2 investments.
4.Fair Value Measurements
The Company’s financial instruments include cash, cash equivalents, marketable securities, accounts payable, accrued expenses, convertible notes and derivative liabilities. The fair values of the cash, cash equivalents, accounts payable and accrued expenses approximated their carrying values as of June 30, 2022 and December 31, 2021 due to their short-term maturities. The Convertible Notes as discussed in Note 9 contained embedded derivative features that were required to be bifurcated and remeasured to fair value at each reporting period while those instruments were outstanding.
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
There were no Level 3 recurring fair value measurements as of June 30, 2022 and December 31, 2021.
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$20,677,014	$—	$—	$22,124,003	$—	$—
Fixed income debt securities	—	26,441,435	—	—	56,991,897	—
	$20,677,014	$26,441,435	$—	$22,124,003	$56,991,897	$—
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Prepaid research and development expenses	$3,913,124	$3,375,388
Prepaid maintenance agreements	141,001	132,104
Prepaid insurance	1,872,428	479,393
Prepaid other	358,832	308,842
Other current assets	70,396	99,189
Total prepaid expenses and other current assets	$6,355,781	$4,394,916

6.Property and Equipment
Property and equipment consist of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Laboratory equipment	$6,604,817	$5,943,501
Computer equipment and software	516,974	486,822
Furniture and fixtures	47,877	47,877
Leasehold improvements	282,782	230,148
	7,452,450	6,708,348
Less accumulated depreciation and amortization	(2,743,414)	(2,281,041)
Total Property and equipment, net	$4,709,036	$4,427,307
Depreciation and amortization expense was $0.2 million for each of the three months ended June 30, 2022 and 2021, and $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. Laboratory equipment includes $0.7 million in equipment received but not yet placed into service as of June 30, 2022.
7.Accrued Expenses
A summary of the components of accrued expenses is as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued research and development costs	$4,056,540	$2,611,380
Accrued salaries, benefits and related expenses	2,350,068	3,143,602
Accrued professional fees	291,159	384,254
Other accrued expenses	173,272	31,473
Total accrued expenses	$6,871,039	$6,170,709
8.Commitments and Contingencies
Maryland Biotechnology Center Grant
The Company entered into a Translational Research Award Agreement effective May 23, 2012 with the Department of Business & Economic Development with the State of Maryland, Maryland Biotechnology Center (“MBC”). The mission of MBC is to integrate entrepreneurial strategies to stimulate the transformation of scientific discovery and intellectual assets into capital formation and business development. Under the agreement and as amended in 2013, MBC provided $325,000 to NexImmune for research on its artificial artificial Antigen Presenting Cell ("aAPC") for cancer immunotherapy.
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through June 30, 2022, no revenue has been recorded, therefore, no payments to MBC are due.
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
JHU was also entitled to milestone fees of $75,000 in connection with clinical trial milestones. For the first licensed product or licensed service in the therapeutic field, the Company may be required to pay JHU additional aggregate milestone fees of $1.6 million for clinical and regulatory milestone fees. The Company may be required to pay JHU reduced milestone fees for the second and third licensed products or licensed services in the therapeutic field in connection with clinical and regulatory milestones. In the diagnostic field, the Company may be required to pay JHU aggregate milestone fees of $0.4 million for the first licensed product, or licensed service and reduced milestone fees for the second and third licensed products, or licensed services in connection with regulatory and commercial milestones. The Company may be required to pay JHU aggregate milestone fees of $100,000 for commercial milestones for the first licensed product or licensed service in the non-clinical field. In the aggregate, the Company may be required to pay JHU additional milestone fees of up to $4.2 million for all clinical, regulatory and commercial milestones for all licensed products or licensed services in the therapeutic field, the diagnostic field and the non-clinical field. The Company may also be required to pay royalties in the low to upper mid-single digits on net sales of therapeutic products, diagnostic products and non-clinical products. The Company may also be required to pay royalties in the low to upper single digits on net sales of licensed services in therapeutic products, diagnostic products and non-clinical products.
The Company is required to make minimum annual royalty payments of $100,000 to JHU under the A&R JHU License Agreement. The Company may also be required to pay JHU a low double digit percentage not to exceed 15%, of any non-royalty sublicense consideration the Company receives.
The Company will record a liability when such events become probable of occurring. The Company has not reached any of the milestones or transacted its first commercial sale as of June 30, 2022.
The Company must make minimum royalty payments, which began upon the fourth anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.
The Company has incurred $475,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the A&R JHU License Agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During each of the three and six months ended June 30, 2022 and 2021, the Company incurred $25,000 and $50,000, respectively, related to minimum royalties owed, included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $100,000 as of June 30, 2022 and $50,000 as of December 31, 2021.
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
The Company submitted the PPP Loan forgiveness application to the SBA in March 2021 and received full forgiveness of the $843,619 PPP Loan in July 2021. The Company did not carry a PPP loan balance as of June 30, 2022 and December 31, 2021.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of June 30, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings.
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
The debt issuance costs and debt discount amortization expense for the three and six months ended June 30, 2021 was $0.6 million and is included in interest expense in the accompanying statements of operations. The interest expense at 6% of the Convertible Notes’ principal amount for the three and six months ended June 30, 2021 was $0.2 million. The effective interest rate during the three and six months ended June 30, 2021 was 25%.
The Company completed an initial public offering ("IPO") on February 11, 2021, which triggered the mandatory conversion of all the outstanding Convertible Notes plus accrued interest into 3,669,010 shares of common stock (Note 10). Upon conversion of the Convertible Notes, the outstanding Convertible notes principal plus accrued interest thereon, net of unamortized debt discounts totaling $30.3 million was reclassified to stockholders’ equity (deficit).
10.Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
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
In January 2021, 145,000 warrants were exercised at an exercise price of $0.01 and 145,000 shares of Series A redeemable convertible stock were issued and then converted into common stock upon the closing of the IPO. The remaining outstanding warrants were exercised and settled in January 2021 with 2,896 shares of common stock issued in a cashless exercise.
In June 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and BTIG, LLC (together, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $50.0 million (the "Shares") from time to time through the Agents (the "Offering"). Subject to the terms and conditions of the Sales Agreement, any such sales made through the Agents can be made, based upon the Company's instructions, by methods deemed an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company agreed to pay the Agents a commission of 3.0% of the gross proceeds of any sales of shares sold pursuant to the Sales Agreement. During the three and six months ended June 30, 2022, the Company did not issue any shares under the Sales Agreement.
11.Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”), which provides for granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 660,838. In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which provides for granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 1,741,770 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 1,809,143. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and has reserved a total of 3,898,701 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. There are 1,579,167 shares available for issuance under the 2021 plan as of June 30, 2022.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board of Directors in accordance with the terms of the 2021 Plan. Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment.
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the period ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$871,307	$648,783	$2,004,069	$853,114
General and administrative expenses	437,741	834,698	950,831	1,827,811
Total stock-based compensation expense	$1,309,048	$1,483,481	$2,954,900	$2,680,925

The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2022	3,305,291	$9.62	7.7	$2.3
Granted	1,604,665	3.53
Exercised	(362,886)	2.52
Cancelled	(247,941)	7.93
Forfeited	(322,818)	15.55
Outstanding as of June 30, 2022	3,976,311	$7.44	8.5	—
Vested or expected to vest as of June 30, 2022	3,976,311	$7.44	8.5	—
Exercisable as of June 30, 2022	1,594,562	$7.76	7.0	—
Shares unvested as of June 30, 2022	2,381,749	$7.22	9.4	$—
The weighted average fair value of the options granted during the six months ended June 30, 2022 and 2021 was $2.45 and $11.68, respectively. The options were valued using the Black-Scholes option-pricing model for the six months ended June 30, 2022 and 2021 with the following assumptions:

	2022	2021
Expected volatility	78.6% to 81.3%	79.5% to 81.1%
Risk-free interest rate	1.5% to 3.6%	0.6% to 1.1%
Expected dividend yield	0%	0%
Expected term	5.5 to 6.1 years	5.5 to 6.0 years
The total fair value of stock options vested during the six months ended June 30, 2022 and 2021 was approximately $6.7 million, and $1.0 million, respectively. The intrinsic value of stock options exercised for the six months ended June 30, 2022 and 2021 was $0.2 million and $1.0 million, respectively.
As of June 30, 2022, there was $11.0 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 2.8 years.
12.Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock. Such dividends are only payable if and when declared by the Board of Directors. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and Convertible Notes. For the three and six months ended June 30, 2022 and 2021, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options, shares of redeemable convertible preferred stock, and warrants were excluded from the calculation of diluted loss per share. Under the if-converted method, convertible instruments that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later.
Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives is added back to the numerator of the diluted net loss per share calculation if the conversion of the Convertible Notes is dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(15,860,789)	$(12,182,247)	$(30,883,794)	$(20,728,798)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	—	—	(377,562)
Net loss attributable to common stockholders	$(15,860,789)	$(12,182,247)	$(30,883,794)	$(21,106,360)
Basic and diluted net loss per common share	$(0.69)	$(0.54)	$(1.35)	$(1.20)
Basic and diluted weighted average common shares outstanding	22,871,369	22,608,866	22,854,311	17,648,551
The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at June 30, 2022 and 2021 as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	3,976,311	3,292,367	3,976,311	3,292,367
Redeemable convertible preferred stock	—	—	—	2,353,887
Convertible debt	—	—	—	1,024,736
Warrants	—	—	—	304
Total	3,976,311	3,292,367	3,976,311	6,671,294
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
Pursuant to the JRA, Zephyr will identify suitable antigens or combinations thereof for validation and testing by NexImmune. The Joint Steering Committee (the “JSC”) provided for by the JRA will then determine which identified candidates shall be subject to further analysis. NexImmune will validate which, if any, of the identified antigens are suitable for T-cell engagement and killing function (the “Final Candidates”). The JSC will make a good-faith determination as to whether the data supports the further IND-targeted development by NexImmune of any of the Final Candidates. The Company and Zephyr will jointly own any Final Candidates, including the intellectual property related thereto. Each of the Company and Zephyr shall be responsible for payment of their own respective costs and expenses in connection with the performance of their respective obligations under the JRA. If a Final Candidate is to be further developed, then the Company and Zephyr shall engage in good-faith negotiations to agree on the terms and conditions of an agreement with respect to the further development and commercialization of such Final Candidate. If such an agreement is not executed within the prescribed negotiation period, then neither the Company nor Zephyr may further develop such Final Candidate. The expenses related to the JRA for the three and six months ended June 30, 2022 were immaterial.
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
Variable lease payments are not included in the Company's calculation of its right-of-use assets or lease liabilities. Variable lease costs were immaterial for the three month period ending June 30, 2022. The components of lease cost under ASC 842 for the six months ended June 30, 2022 are as follows:

Lease costs	Statement of Operations Classification	June 30, 2022
Operating lease cost	Operating expenses: research and development	$184,345

Operating lease cost	Operating expenses: general and administrative	108,990
		$293,335
Supplemental disclosure of cash flow information and weighted average remaining lease term and discount rate related to leases were as follows:

Other information	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(280,690)
Weighted-average remaining lease term — operating leases	2.3 years
Weighted-average discount rate — operating leases	6.8%
Future fixed lease payments for operating leases in effect as of June 30, 2022, are payable as follows:

Maturity of lease liabilities for the years ending December 31,	Operating Leases
2022 (for the remaining six months of the year ending December 31, 2022)	303,740
2023	617,999
2024	469,939
2025	—
2026	—
Thereafter	—
Total lease payment	$1,391,678
Less: imputed interest	(101,803)
Present value of lease liabilities	$1,289,875
15. Income Taxes
The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2022 and 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not to be realized at June 30, 2022 and December 31, 2022. The effective tax rate for the three and six months ended June 30, 2022 and 2021 is 0%.
The Company has not recorded any accruals related to uncertain tax positions as of June 30, 2022 and December 31, 2021. Income tax returns are filed in federal and state jurisdictions and generally subject to a three-year statute of limitations.

The years that are subject to examination by tax authorities are tax years 2018 through 2021, although tax years dating back to 2015 remain open to the tax attribute amounts carried forward for future use.
16. Subsequent Event
In July 2022, the company issued an aggregate of 1,262,000 shares under the Sales Agreement for net proceeds, after underwriting discounts, of $2.4 million.
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
Currently, we have two product candidates in human trials: NEXI-001 in acute myeloid leukemia, or AML, and NEXI-002 in multiple myeloma, or MM, both of which are AIM ACT therapies. Both programs have active Phase 1/2 trials ongoing. As result of changes in the approved product landscape and to conserve resources, we are pausing enrollment in our Phase 1/2 clinical trial of NEXI-002 and are exploring the potential for collaborations or partnerships to further advance the NEXI-002 development program in multiple myeloma. Our next adoptive cell therapy product candidate, NEXI-003, is our first product candidate targeted at solid tumors. We filed an IND in June 2022, and received FDA clearance in July 2022, for a Phase 1 clinical trial for NEXI-003 against HPV-associated solid tumor malignancies.
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
To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock, our convertible promissory notes, the IPO, and an “at-the-market" offering facility. In February 2021, we completed the IPO and issued and sold an aggregate 7,441,650 shares of common stock, which included 970,650 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs. In July 2022, we sold an an aggregate of 1,262,000 shares through our “at-the-market” offering facility resulting in net proceeds of $2.4 million.
We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. As of June 30, 2022, we had an accumulated deficit of $158.6 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to continue incurring costs associated with operating as a public company, including legal, accounting, investor relations, compliance and other expenses.
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
As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $53.1 million.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$11,838	$8,125	$3,713
General and administrative	4,088	4,038	50
Total operating expenses	15,926	12,163	3,763
Loss from operations	(15,926)	(12,163)	(3,763)
Other income (expense):
Interest income	84	7	77
Other expense	(19)	(26)	7
Other income (expense)	65	(19)	84
Net loss	$(15,861)	$(12,182)	$(3,679)
Research and Development Expenses. Research and development expenses were $11.8 million and $8.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $3.7 million was due primarily to increases of $2.1 million for research and clinical trial expenses, increases to salary and benefits of $1.4 million resulting from increased headcount, and $0.2 million in stock compensation expense. We have not historically tracked internal research and development expenses by product candidate.

General and Administrative Expenses. General and administrative expenses were $4.1 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $0.1 million was due primarily to increases of $0.6 million in professional fees, offset by a reduction of $0.5 million in salary, benefits, and stock compensation expense.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$22,286	14,138	$8,149
General and administrative	8,693	8,096	597
Total operating expenses	30,979	22,233	8,746
Loss from operations	(30,979)	(22,233)	(8,746)
Other income (expense):
Interest income	117	10	107
Change in fair value of derivative liability	—	2,425	(2,425)
Interest expense	—	(904)	904
Other expense	(22)	(27)	5
Other income	96	1,504	(1,409)
Net loss	$(30,884)	$(20,729)	$(10,155)
Research and Development Expenses. Research and development expenses were $22.3 million and $14.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $8.1 million was due primarily to increases of $3.9 million for research and clinical trial expenses, increases to salary and benefits of $3.0 million resulting from increased headcount, and $1.2 million in stock compensation expense. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $8.7 million and $8.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $0.6 million was due primarily to increases of $1.1 million in professional fees, an increase to salary and benefits of $0.4 million from increased headcount, offset by a reduction of $0.9 million in stock compensation expense.
Change in Fair Value of Derivative Liability. The change in fair value of derivative liability was $0 and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. The decrease reflected the remeasurement of the derivative liability immediately before the conversion of the convertible notes into shares of common stock upon the completion of the IPO in February 2021. Following the IPO there are no derivative instruments.
Interest Expense. Interest expense was $0 and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase is due to the issuance of convertible debt during the period from April 2020 into January 2021. The convertible notes were converted into shares of common stock upon the completion of the IPO in February 2021.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $53.1 million. We expect our negative cash flows from operating activities to continue and thus have determined that the losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance date of these Financial Statements.
We believe that our existing cash and cash equivalents, including amounts received subsequent to June 30, 2022, will be sufficient to fund our activities into second quarter of 2023.

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
Sources of Liquidity
To date, we have financed our operations principally through private placements of our redeemable convertible preferred stock, our convertible promissory notes, the IPO, and an "at-the-market" offering facility.
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
"At-the-market" offering facility
In July 2022, we sold an aggregate of 1,262,000 shares through our “at-the-market” offering facility resulting in net proceeds of $2.4 million.
Cash Flows
The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2022 and 2021:

	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,200)	$(24,770)
Investing activities	$38,522	$(40,616)
Financing activities	$33	$124,170
Net increase in cash, cash equivalents and restricted cash	$10,355	$58,785
Operating Activities
Net cash used in operating activities was $28.2 million and $24.8 million for the six months ended June 30, 2022 and 2021, respectively. The net cash used in operating activities for the six months ended June 30, 2022 and 2021 was primarily due to our net loss of $30.9 million, resulting from research and development expenses of $22.3 million as we continue our clinical program and preclinical research programs and $8.7 million of administrative expenses for salary and related expenses and professional fees.
The net cash used in operating activities for the six months ended June 30, 2021 was primarily due to our net loss of $20.7 million, consisting of $14.1 million for research and development expenses primarily in preclinical research expenses and manufacturing as we prepared for our clinical program, and $8.1 million in administrative expenses for salary and related expenses and professional fees.
Investing Activities
Net cash provided by investing activities was $38.5 million for the six months ended June 30, 2022 resulting from the maturities of $59.0 million and redemption of $1.5 million in available-for-sale marketable securities, partially offset by the purchases of $21.5 million in available-for-sale marketable securities and the purchase of property and equipment of $0.5 million. Net cash used in investing activities of $40.6 million for the six months ended June 30, 2021 was primarily due to the purchase $39.0 million of in available-for-sale marketable securities and the purchase of $1.6 million in property and equipment.
Financing Activities
Net cash provided by financing activities was immaterial for the six months ended June 30, 2022. Net cash provided by financing activities was $124.2 million for the six months ended June 30, 2021 primarily due to the net proceeds of $114.7 million from the IPO and $9.0 million from the issuance of convertible debt.
Funding Requirements
We believe that our existing cash and cash equivalents and marketable securities, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash requirements into the second quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. If we are not able to raise additional funding, we may not be able to enter into successful collaborations under favorable terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business.

Our future capital requirements will depend on many factors, including:
•the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of NEXI-001, NEXI-002, NEXI-003 and any other future product candidates;
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

Stock-Based Compensation Expense
Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 3, “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three and six months ended June 30, 2022 and 2021.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three and six months ended June 30, 2022 or 2021.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this filing that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
30

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
We had cash, cash equivalents, and marketable securities of $53.1 million as of June 30, 2022, which we believe that should be sufficient to fund our operating plan into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the requirements of ASC 205-40, Presentation of Financial Statements - Going Concern, and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the date of the financial statements. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. Our future success depends on our ability to raise capital and/or execute our current operating plan. However, we cannot be certain that these initiatives or raising additional capital, whether through issuing additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three and six months ended June 30, 2022 and 2021 that were not registered under the Securities Act.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1	Controlled Equity Offering Sales AgreementSM, by and among NexImmune Inc., Cantor Fitzgerald & Co. and BTIG, LLC, dated June 17, 2022

10.2*	First Amendment to Employment Agreement by and between the Registrant and Mathias Oelke, date August 11, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.
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

NEXIMMUNE, INC.

Date: August 15, 2022	By:	/s/ Kristi Jones
Kristi Jones
President and Chief Executive Officer

Date: August 15, 2022	By:	/s/ John Trainer
John Trainer
Chief Financial Officer