Form 10-Q
period 2022-09-30
NexImmune, Inc.
filed 2022-11-14
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, the registrant had 26,078,451 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to execute successfully on our strategic realignment announced in November 2022, including with respect to our realigned focus on the development of the AIM INJ platform;
•our ability to obtain and maintain regulatory approval of our potential product candidates, including any potential product candidates developed using our AIM INJ platform or any of NEXI-001, NEXI-002 or NEXI-003;
•our ability to successfully commercialize and market our potential product candidates, including any potential product candidates developed using our AIM INJ platform or any of NEXI-001, NEXI-002 or NEXI-003, in each case if approved;
•our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
•the potential market size, opportunity and growth potential for our potential product candidates, including any potential product candidates developed using our AIM INJ platform or any of NEXI-001, NEXI-002, and NEXI-003, in each case if approved;
•our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize our potential product candidates, including any potential product candidates developed using our AIM INJ platform or any of NEXI-001, NEXI-002 or NEXI-003, in each case if approved;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEXIMMUNE, INC.
BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,860,454	$30,326,352
Marketable securities	—	51,491,942
Restricted cash	105,000	67,500
Prepaid expenses and other current assets	6,034,874	4,394,916
Total current assets	52,000,328	86,280,710
Property and equipment, net	4,506,566	4,427,307
Operating lease right-of-use assets	1,095,475	—
Other non-current assets	72,079	324,099
Total assets	$57,674,448	$91,032,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,260,511	$1,045,159
Accrued expenses	7,539,235	6,170,709
Operating lease liabilities, current	594,664	—
Total current liabilities	9,394,410	7,215,868
Operating lease liabilities, net of current portion	564,505	—
Deferred rent, net of current portion	—	55,581
Total liabilities	9,958,915	7,271,449
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.0001 par value, 250,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 26,078,451 and 22,828,904 shares issued and outstanding as of September 30, 2022 and December 31, 2021	2,608	2,283
Additional paid-in-capital	221,069,554	211,498,827
Accumulated other comprehensive (loss) income	—	3,012
Accumulated deficit	(173,356,629)	(127,743,455)
Total stockholders’ equity	47,715,533	83,760,667
Total liabilities and stockholders’ equity	$57,674,448	$91,032,116
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	11,136,500	11,331,189	33,422,862	25,468,770
General and administrative	3,719,601	4,159,196	12,412,725	12,254,838
Total operating expenses	14,856,101	15,490,385	45,835,587	37,723,608
Loss from operations	(14,856,101)	(15,490,385)	(45,835,587)	(37,723,608)
Other income (expense):
Interest income	226,752	19,855	344,066	30,319
Change in fair value of derivative liability	—	—	—	2,424,877
Gain on extinguishment of debt	—	843,619	—	843,619
Interest expense	—	(1,106)	—	(905,326)
Other expense	(100,031)	(19,095)	(121,653)	(45,791)
Other income	126,721	843,273	222,413	2,347,698
Net loss	$(14,729,380)	$(14,647,112)	$(45,613,174)	$(35,375,910)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	—	—	(377,562)
Net loss attributable to common stockholders	$(14,729,380)	$(14,647,112)	$(45,613,174)	$(35,753,472)
Basic and diluted net loss attributable to common stockholders per common share	$(0.60)	$(0.65)	$(1.95)	$(1.85)
Basic and diluted weighted-average number of common shares outstanding	24,410,334	22,653,410	23,380,613	19,335,170

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,729,380)	$(14,647,112)	$(45,613,174)	$(35,375,910)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	9,335	3,619	(3,012)	702
Comprehensive loss	$(14,720,045)	$(14,643,493)	$(45,616,186)	$(35,375,208)
The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2022 and 2021 (unaudited)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2022	—	$—	—	$—	—	$—	22,893,551	$2,289	$214,486,976	$(158,627,249)	$(9,335)	$55,852,681
Issuance of common stock from "at-the-market" offering facility, net of transaction costs	—	—	—	—	—	—	3,184,900	319	5,145,090	—	—	5,145,409
Stock-based compensation	—	—	—	—	—	—	—	—	1,437,488	—	—	1,437,488
Change in unrealized gain on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	9,335	9,335
Net loss	—	—	—	—	—	—	—	—	—	(14,729,380)	—	(14,729,380)
Balance at September 30, 2022	—	$—	—	$—	—	$—	26,078,451	$2,608	$221,069,554	$(173,356,629)	$—	$47,715,533

Balance at July 1, 2021	—	$—	—	$—	—	$—	22,628,007	$2,263	$207,480,819	$(97,570,745)	$(2,917)	$109,909,420
Exercise of stock options	—	—	—	—	—	—	83,240	8	214,794	—	—	214,802
Stock-based compensation	—	—	—	—	—	—	—	—	1,628,431	—	—	1,628,431
Change in unrealized gain available-for-sale securities	—	—	—	—	—	—	—	—	—	—	3,619	3,619
Net loss	—	—	—	—	—	—	—	—	—	(14,647,112)	—	(14,647,112)
Balance at September 30, 2021	—	$—	—	$—	—	$—	22,711,247	$2,271	$209,324,044	$(112,217,857)	702	$97,109,160

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	—	$—	—	$—	22,828,904	$2,283	$211,498,827	$(127,743,455)	$3,012	$83,760,667
Issuance of common stock from "at-the-market" offering facility, net of transaction costs	—	—	—	—	—	—	3,184,900	319	5,145,090			5,145,409
Exercise of stock options	—	—	—	—	—	—	12,890	1	33,254	—	—	33,255
Cashless exercise of options for common stock	—	—	—	—	—	—	51,757	5	(5)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,392,388	—	—	4,392,388
Change in unrealized loss on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(3,012)	(3,012)
Net loss	—	—	—	—	—	—	—	—	—	(45,613,174)	—	(45,613,174)
Balance at September 30, 2022	—	$—	—	$—	—	$—	26,078,451	$2,608	$221,069,554	$(173,356,629)	—	$47,715,533

Balance at January 1, 2021	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,256,609	$126	$8,206,938	$(77,582,005)	—	$(69,374,941)
Cumulative effect of adoption of accounting standard	—	—	—	—	—	—	—	—	(2,277,332)	740,058	—	(1,537,274)
Issuance of Series A redeemable preferred stock upon exercise of warrants	145,000	1,450	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(121,880,303)	(35,048,885)	(22,047,361)	(7,685,865)	(31,209,734)	(10,887,449)	10,144,041	1,014	53,621,185	—	—	53,622,199
Conversion of convertible debt into common stock	—	—	—	—	—	—	3,669,010	367	30,251,689	—	—	30,252,056
Issuance of common stock in connection with the initial public offering. net of transaction costs	—	—	—	—	—	—	7,441,650	744	114,550,571	—	—	114,551,315
Exercise of stock options	—	—	—	—	—	—	197,041	20	661,637	—	—	661,657
Exercise of warrants	—	—	—	—	—	—	2,896	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,309,356	—	—	4,309,356
Change in unrealized gain on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	702	702
Net loss	—	—	—	—	—	—	—	—	—	(35,375,910)	—	(35,375,910)
Balance at September 30, 2021	—	$—	—	$—	—	$—	22,711,247	$2,271	$209,324,044	$(112,217,857)	$702	$97,109,160

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(45,613,174)	$(35,375,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	730,701	627,043
Accretion income on available-for-sale marketable securities, net	(1,131)	—
Loss on asset disposal	94,803	7,877
Stock-based compensation	4,392,388	4,309,356
Non-cash lease expense	372,110	—
Non-cash interest expense	—	903,919
Change in fair value of derivative liability	—	(2,424,877)
Gain on extinguishment of debt	—	(843,619)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,387,936)	(4,549,572)
Accounts payable	264,716	1,522,406
Accrued expenses, deferred rent and other	1,445,551	1,476,699
Operating lease liabilities	(363,997)	—
Net cash used in operating activities	(40,065,969)	(34,346,678)
Cash flows from investing activities
Purchase of property and equipment	(1,031,153)	(1,834,709)
Proceeds from disposal of equipment	—	464
Purchase of marketable securities	(21,509,940)	(55,976,987)
Proceeds from maturities of available-for-sale marketable securities	71,500,000	—
Proceeds from redemption of available-for-sale marketable securities	1,500,000	—
Net cash provided by (used in) investing activities	50,458,907	(57,811,232)
Cash flows from financing activities
Proceeds from initial public offering, net of transaction costs	—	114,721,518
Proceeds from "at-the-market" offering facility	5,145,409	—
Proceeds from the exercise of stock options	33,255	661,657
Proceeds from the exercise of warrants	—	1,450
Principal payments on capital leases	—	(12,260)
Proceeds from the issuance of convertible notes from related parties	—	56,500
Proceeds from the issuance of convertible notes	—	8,974,980
Issuance costs associated with convertible notes	—	(20,587)
Net cash provided by financing activities	5,178,664	124,383,258
Net increase in cash, cash equivalents and restricted cash	15,571,602	32,225,348
Net cash, cash equivalents and restricted cash at beginning of period	30,393,852	5,098,579
Net cash, cash equivalents and restricted cash at end of period	$45,965,454	$37,323,927
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$457
Supplemental disclosure of noncash investing and financing activities:
Gain on extinguishment of debt from PPP loan forgiveness	$—	$843,619
Property and equipment purchases included in accounts payable and accrued expenses	$5,478	$272,844
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.Nature of the Business
NexImmune, Inc. (“Company”, “we”, “us” or “NexImmune”), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on June 7, 2011. The Company is an emerging biopharmaceutical company advancing a new generation of immunotherapies based on its proprietary Artificial Immune Modulation, or AIMTM, technology. The AIM nanotechnology platform, originally developed at Johns Hopkins University, is the foundation for an innovative approach to immunotherapy in which the body’s own immune system is stimulated to orchestrate a targeted T cell response against a disease. Central to the AIM technology are AIM nanoparticles, which act as synthetic dendritic cells. These AIM nanoparticles can be programmed to present specific antigens and co-stimulatory signals to specific T cells, generating an immune response that can be directed toward any foreign substance or cell type in a patient’s body. The Company’s first two products, both for the treatment of different types of cancer, entered clinical trials in 2020. Following a strategic review of the Company's corporate strategy, including with respect to its adoptive cell therapy programs, the Company will be pausing investments in our cell therapy studies, NEXI-001, NEXI-002, and NEXI-003. The Company is exploring several external opportunities to continue to advance these programs. As a result, the Company will focus its existing resources on its injectable platform in oncology and autoimmune diseases.
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
As of September 30, 2022, the Company had an accumulated deficit of $173.4 million, negative cash flows from operating activities for the period ended September 30, 2022, and significant ongoing research and development expenses. While we have no outstanding debt and $45.9 million in cash, cash equivalents, and marketable securities as of September 30, 2022, the Company expects its negative cash flows from operating activities to continue and thus has determined that its losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.
As our research and development activities mature and develop over the next year, the Company will likely require substantial funds to continue such activities, depending upon events that are difficult to predict at this time. In this regard, management plans to raise additional capital through financing activities that may include public offerings and private placements of our common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. In the absence of additional capital, the Company plans to strategically manage its uncommitted spend, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include minimizing staff costs and delaying or terminating manufacturing and clinical trial costs (see Subsequent Event footnote 16). There are inherent uncertainties associated with fundraising activities and activities to manage our uncommitted spending and the successful execution of these activities may not be within the Company’s control. There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected. The Company is continually looking into further capital planning and the evaluation of strategic alternatives. There is substantial doubt about the Company’s ability to continue as a going concern.

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
In management’s opinion, the accompanying financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2022 and December 31, 2021, and our statements of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and statements of cash flows for the three and nine month periods ended September 30, 2022 and 2021. Interim results are not necessarily indicative of results for an entire year.
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

3.Cash and Cash Equivalents, Restricted Cash, and Marketable Securities
The following table presents the Company’s cash, cash equivalents and restricted cash as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021	Recurring Fair Value Measurement
Cash and cash equivalents:
Cash	$3,487,322	$2,702,393
Money market funds	25,428,100	22,124,003	Level 1
Fixed income debt securities	16,945,032	5,499,956	Level 2
Total cash and cash equivalents	45,860,454	30,326,352
Restricted cash	105,000	67,500
Total cash, cash equivalents, and restricted cash	$45,965,454	$30,393,852
The Company considers all investments in highly liquid financial instruments with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent those required as collateral on corporate credit cards.
Marketable Securities
Marketable securities consist of fixed-income debt securities with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. Realized gains and losses are reported as other income (expense) within the statement of operations. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no realized gains or losses on the sale of marketable securities for the three and nine month ended periods ended September 30, 2022 and 2021. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.
The Company has no marketable securities as of September 30, 2022. As of December 31, 2021, the Company’s marketable securities consisted of only fixed-income securities were scheduled to mature within one year. The amortized cost and estimated fair value of these securities amounted to $51.5 million as of December 31, 2021, respectively. The gross unrealized gains and losses on these marketable securities were not material as of December 31, 2021. All marketable securities are measured as Level 2 investments.
4.Fair Value Measurements
The Company’s financial instruments include cash, cash equivalents, marketable securities, accounts payable, accrued expenses, convertible notes and derivative liabilities. The fair values of the cash, cash equivalents, accounts payable and accrued expenses approximated their carrying values as of September 30, 2022 and December 31, 2021 due to their short-term maturities. The Convertible Notes as discussed in Note 9 contained embedded derivative features that were required to be bifurcated and remeasured to fair value at each reporting period while those instruments were outstanding.
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
There were no Level 3 recurring fair value measurements as of September 30, 2022 and December 31, 2021.
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$25,428,100	$—	$—	$22,124,003	$—	$—
Fixed income debt securities	—	16,945,032	—	—	56,991,897	—
	$25,428,100	$16,945,032	$—	$22,124,003	$56,991,897	$—
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Prepaid research and development expenses	$4,064,189	$3,375,388
Prepaid maintenance agreements	487,386	132,104
Prepaid insurance	1,156,329	479,393
Prepaid other	285,579	308,842
Other current assets	41,391	99,189
Total prepaid expenses and other current assets	$6,034,874	$4,394,916

6.Property and Equipment
Property and equipment consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Laboratory equipment	$6,626,751	$5,943,501
Computer equipment and software	516,974	486,822
Furniture and fixtures	47,877	47,877
Leasehold improvements	290,616	230,148
	7,482,218	6,708,348
Less accumulated depreciation and amortization	(2,975,652)	(2,281,041)
Total Property and equipment, net	$4,506,566	$4,427,307
Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, and $0.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.
7.Accrued Expenses
A summary of the components of accrued expenses is as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued research and development costs	$4,191,938	$2,611,380
Accrued salaries, benefits and related expenses	2,974,571	3,143,602
Accrued professional fees	218,099	384,254
Other accrued expenses	154,627	31,473
Total accrued expenses	$7,539,235	$6,170,709
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
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through September 30, 2022, no revenue has been recorded, therefore, no payments to MBC are due.
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
The Company will record a liability when such events become probable of occurring. The Company has not reached any of the milestones or transacted its first commercial sale as of September 30, 2022.
The Company must make minimum royalty payments, which began upon the fourth anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.
The Company has incurred $500,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the A&R JHU License Agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During the three and nine months ended September 30, 2022 and 2021, the Company incurred $25,000 and $75,000, respectively, related to minimum royalties owed, included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $25,000 as of September 30, 2022 and $50,000 as of December 31, 2021.
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
The Company submitted the PPP Loan forgiveness application to the SBA in March 2021 and received full forgiveness of the $843,619 PPP Loan in July 2021. The Company did not carry a PPP loan balance as of September 30, 2022 and December 31, 2021.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of September 30, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings.
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
The debt issuance costs and debt discount amortization expense for the three and nine months ended September 30, 2021 was $0.6 million and is included in interest expense in the accompanying statements of operations. The interest expense at 6% of the Convertible Notes’ principal amount for the three and nine months ended September 30, 2021 was $0.2 million. The effective interest rate during the three and nine months ended September 30, 2021 was 25%.
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
In June 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and BTIG, LLC (together, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $50.0 million (the "Shares") from time to time through the Agents (the "Offering"). Subject to the terms and conditions of the Sales Agreement, any such sales made through the Agents can be made, based upon the Company's instructions, by methods deemed an “at-the-market" offering as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company agreed to pay the Agents a commission of 3.0% of the gross proceeds of any sales of shares sold pursuant to the Sales Agreement. During the three and nine months ended September 30, 2022, the Company sold an aggregate of 3,184,900 shares through our “at-the-market" offering facility resulting in net proceeds of $5.1 million.
11.Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”), which provides for the granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 660,838. In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which provides for granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 1,741,770 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 1,809,143. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and has reserved a total of 3,898,701 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. There are 1,588,802 shares available for issuance under the 2021 plan as of September 30, 2022.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board of Directors in accordance with the terms of the 2021 Plan. Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment.
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$894,191	$719,768	$2,898,260	$1,572,882
General and administrative expenses	543,297	908,662	1,494,128	2,736,474
Total stock-based compensation expense	$1,437,488	$1,628,430	$4,392,388	$4,309,356

The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2022	3,305,291	$9.62	7.7	$2.3
Granted	1,614,065	3.52
Exercised	(362,886)	2.52
Cancelled	(251,415)	7.88
Forfeited	(338,379)	15.28
Outstanding as of September 30, 2022	3,966,676	$7.41	8.2	—
Vested or expected to vest as of September 30, 2022	3,966,676	$7.41	8.2	—
Exercisable as of September 30, 2022	1,726,101	$8.26	6.9	—
Shares unvested as of September 30, 2022	2,240,575	$6.76	9.2	$—
The weighted average fair value of the options granted during the nine months ended September 30, 2022 and 2021 was $2.44 and $11.40, respectively. The options were valued using the Black-Scholes option-pricing model for the nine months ended September 30, 2022 and 2021 with the following assumptions:

	2022	2021
Expected volatility	78.6% to 82.6%	79.5% to 81.1%
Risk-free interest rate	1.5% to 3.6%	0.6% to 1.1%
Expected dividend yield	0%	0%
Expected term	5.5 to 6.1 years	5.5 to 6.0 years
The total fair value of stock options vested during the nine months ended September 30, 2022 and 2021 was approximately $8.0 million, and $1.2 million, respectively. The intrinsic value of stock options exercised for the nine months ended September 30, 2022 and 2021 was $0.2 million and $2.0 million, respectively.
As of September 30, 2022, there was $9.5 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 2.6 years.
12.Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock. Such dividends are only payable if and when declared by the Board of Directors. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and Convertible Notes. For the three and nine months ended September 30, 2022 and 2021, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options, shares of redeemable convertible preferred stock, and warrants were excluded from the calculation of diluted loss per share. Under the if-converted method, convertible instruments that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later.
Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives is added back to the numerator of the diluted net loss per share calculation if the conversion of the Convertible Notes is dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,729,380)	$(14,647,112)	$(45,613,174)	$(35,375,910)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	—	—	(377,562)
Net loss attributable to common stockholders	$(14,729,380)	$(14,647,112)	$(45,613,174)	$(35,753,472)
Basic and diluted net loss per common share	$(0.60)	$(0.65)	$(1.95)	$(1.85)
Basic and diluted weighted average common shares outstanding	24,410,334	22,653,410	23,380,613	19,335,170
The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at September 30, 2022 and 2021 as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	3,966,676	3,292,367	3,966,676	3,340,627
Redeemable convertible preferred stock	—	—	—	1,560,635
Convertible debt	—	—	—	679,404
Warrants	—	—	—	201
Total	3,966,676	3,292,367	3,966,676	5,580,867
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
Pursuant to the JRA, Zephyr will identify suitable antigens or combinations thereof for validation and testing by NexImmune. The Joint Steering Committee (the “JSC”) provided for by the JRA will then determine which identified candidates shall be subject to further analysis. NexImmune will validate which, if any, of the identified antigens are suitable for T-cell engagement and killing function (the “Final Candidates”). The JSC will make a good-faith determination as to whether the data supports the further IND-targeted development by NexImmune of any of the Final Candidates. The Company and Zephyr will jointly own any Final Candidates, including the intellectual property related thereto. Each of the Company and Zephyr shall be responsible for payment of their own respective costs and expenses in connection with the performance of their respective obligations under the JRA. If a Final Candidate is to be further developed, then the Company and Zephyr shall engage in good-faith negotiations to agree on the terms and conditions of an agreement with respect to the further development and commercialization of such Final Candidate. If such an agreement is not executed within the prescribed negotiation period, then neither the Company nor Zephyr may further develop such Final Candidate. The expenses related to the JRA for the three and nine months ended September 30, 2022 were not material.
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
Variable lease payments are not included in the Company's calculation of its right-of-use assets or lease liabilities. Variable lease costs were immaterial for the three-month period ending September 30, 2022. The components of lease cost under ASC 842 for the nine months ended September 30, 2022 are as follows:

Lease costs	Statement of Operations Classification	September 30, 2022
Operating lease cost	Operating expenses: research and development	$277,454

Operating lease cost	Operating expenses: general and administrative	162,576
		$440,030
Supplemental disclosure of cash flow information and weighted average remaining lease term and discount rate related to leases were as follows:

Other information	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(431,859)
Weighted-average remaining lease term — operating leases	2.1 years
Weighted-average discount rate — operating leases	6.8%
Future fixed lease payments for operating leases in effect as of June 30, 2022, are payable as follows:

Maturity of lease liabilities for the years ending December 31,	Operating Leases
2022 (for the remaining three months of the year ending December 31, 2022)	$152,570
2023	617,999
2024	469,939
2025	—
2026	—
Thereafter	—
Total lease payment	$1,240,508
Less: imputed interest	(81,339)
Present value of lease liabilities	$1,159,169
15. Income Taxes
The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2022 and 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not to be realized at September 30, 2022 and December 31, 2022. The effective tax rate for the three and nine months ended September 30, 2022 and 2021 is 0%.

The Inflation Reduction Act signed into law on Aug. 16, 2022 and includes several provisions, including the largest investment in combating climate change in U.S. history, lowers the cost of prescription drugs and raises taxes on corporations. The effects of the bill were considered and based on the Company’s taxable loss position, there is no tax impact to the provision
The Company has not recorded any accruals related to uncertain tax positions as of September 30, 2022 and December 31, 2021. Income tax returns are filed in federal and state jurisdictions and generally subject to a three-year statute of limitations. The years that are subject to examination by tax authorities are tax years 2018 through 2021, although tax years dating back to 2015 remain open to the tax attribute amounts carried forward for future use.
16. Subsequent Event
On November 14, 2022, the Company announced that, following a strategic review of its pipeline, indications, timelines and cash position, it is implementing a strategic realignment initiative, which is designed to reduce costs and reallocate resources towards its Artificial Immune Modulation, or AIMTM INJ preclinical development programs. As part of this strategy, the Company will initiate a workforce reduction plan to reduce headcount by approximately 30%, primarily affecting the clinical development, manufacturing and administrative staff that had been needed to support the AIM ACT adoptive cell therapy clinical programs. This plan will reduce the Company’s workforce from 74 full-time employees as of September 30, 2022 to approximately 50 full-time employees. The Company estimates that it will incur approximately $0.7 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. The Company may incur one-time cash costs associated with the termination of certain contracts under the Restructuring, and is in the process of assessing the estimated impact. The Company communicated the workforce reduction on November 14, 2022 and expects the majority of the costs associated with the Restructuring to be incurred during the fourth quarter ending December 31, 2022.
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
Overview
We are a biotechnology company developing a novel approach to immunotherapy designed to employ the body’s own T cells to generate a specific, potent and durable immune response that mimics natural biology. Our mission is to create therapies with curative potential for patients with cancer and other life-threatening immune-mediated diseases.
In November 2022, we announced that, following a strategic review of our pipeline, indications, timelines and cash position, we are implementing a strategic realignment initiative, which is designed to reduce costs and reallocate resources towards our AIM INJ preclinical development programs. As part of this strategy, we will focus on developing AIM INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. We will also pause development of our current adoptive cell therapy, or AIM ACT, products candidates, NEXI-001 and NEXI-003. As previously disclosed, the NEXI-002 trial in Multiple Myeloma will remain paused. We intend to explore external opportunities that may permit us to continue to advance these clinical programs.
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
To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock, our convertible promissory notes, the IPO, and an “at-the-market" offering facility. In February 2021, we completed the IPO and issued and sold an aggregate 7,441,650 shares of common stock, which included 970,650 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs. In the three months ended September 30, 2022, we sold an aggregate of 3,184,900 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million.
We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. As of September 30, 2022, we had an accumulated deficit of $173.4 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to continue incurring costs associated with operating as a public company, including legal, accounting, investor relations, compliance and other expenses.
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
As part of our updated corporate strategy announced in November 2022, we are initiating a workforce reduction plan to reduce headcount by approximately 30%, primarily affecting the clinical development, manufacturing and administrative staff that had been needed to support the AIM ACT adoptive cell therapy clinical programs. This plan will reduce the Company’s workforce from 74 full-time employees as of September 30, 2022 to approximately 50 full-time employees. The Company estimates that it will incur approximately $0.7 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. The Company may incur one-time cash costs associated with the termination of certain contracts under the strategic realignment, and is in the process of assessing the estimated impact. The Company communicated the workforce reduction on November 14, 2022 and expects the majority of the costs associated with the strategic realignment to be incurred during the fourth quarter ending December 31, 2022.
As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $45.9 million.
Nasdaq Delisting Notification
On October 25, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Select Market under the symbol “NEXI” at this time.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided a period of 180 calendar days, or until April 24, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending April 24, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Select Market, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).
If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to The Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure the deficiency. Should the Staff conclude that we will not be able to cure the deficiency, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing and Hearing Review Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the panel, such appeal would be successful.
We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$11,137	$11,331	$(195)
General and administrative	3,720	4,159	(440)
Total operating expenses	14,856	15,490	(634)
Loss from operations	(14,856)	(15,490)	634
Other income (expense):
Interest income	227	20	207
Gain on extinguishment of debt	—	844	(844)
Other expense	(100)	(20)	(80)
Other income (expense)	127	843	(717)
Net loss	$(14,729)	$(14,647)	$(82)

Research and Development Expenses. Research and development expenses were $11.1 million and $11.3 million for the three months ended September 30, 2022 and 2021, respectively. The slight decrease of $0.2 million was due primarily to a decrease of $2.0 million for process development research offset by an $0.8 million increase in manufacturing and clinical trial expenses, increases to salary and benefits of $0.8 million resulting from increased headcount, and $0.2 million in stock compensation expense. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $3.7 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $0.4 million was due primarily to decreases of $0.6 million in salary, benefits, and stock compensation expense offset by an increase of $0.2 million in license and other administrative fees.
Gain on Extinguishment of Debt. The gain on extinguishment of debt was $0.8 million for the three months ended September 30, 2021 due to the PPP Loan forgiveness. The was no debt extinguishment for the nine months ended September 30, 2022.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$33,423	25,469	$7,954
General and administrative	12,413	12,255	158
Total operating expenses	45,836	37,724	8,112
Loss from operations	(45,836)	(37,724)	(8,112)
Other income (expense):
Interest income	344	30	314
Change in fair value of derivative liability	—	2,425	(2,425)
Gain on extinguishment of debt	—	844	(844)
Interest expense	—	(905)	905
Other expense	(122)	(46)	(76)
Other income	222	2,348	(2,125)
Net loss	$(45,613)	$(35,376)	$(10,237)
Research and Development Expenses. Research and development expenses were $33.4 million and $25.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $8.0 million was due primarily to increases of $7.1 million for manufacturing, increases to salary and benefits of $3.3 million resulting from increased headcount, and $1.3 million in additional stock compensation expense. These increases were partially offset by a reduction of $3.7 million in process development research. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $12.4 million and $12.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $0.2 million was due primarily to increases of $1.3 million in professional fees, an increase to salary and benefits of $0.1 million from increased headcount, offset by a reduction of $1.2 million in stock compensation expense.
Change in Fair Value of Derivative Liability. The change in fair value of derivative liability was $0 and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease reflected the remeasurement of the derivative liability immediately before the conversion of the convertible notes into shares of common stock upon the completion of the IPO in February 2021. Following the IPO there are no derivative instruments.

Gain on Extinguishment of Debt. The gain on extinguishment of debt was $0.8 million for the nine months ended September 30, 2021 due to the PPP Loan forgiveness. The was no debt extinguishment for the nine months ended September 30, 2022.
Interest Expense. Interest expense was $0 and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase is due to the issuance of convertible debt during the period from April 2020 into January 2021. The convertible notes were converted into shares of common stock upon the completion of the IPO in February 2021.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $45.9 million. We expect our negative cash flows from operating activities to continue and thus have determined that the losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance date of these Financial Statements.
We believe that our existing cash and cash equivalents will be sufficient to fund our activities through the third quarter of 2023.
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
"At-the-market" offering facility
In the three and nine months ended September 30, 2022, we sold an aggregate of 3,184,900 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million.
Nasdaq Delisting Notification
On October 25, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Select Market under the symbol “NEXI” at this time.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided a period of 180 calendar days, or until April 24, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending April 24, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Select Market, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).
If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to The Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure the deficiency. Should the Staff conclude that we will not be able to cure the deficiency, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing and Hearing Review Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.
Cash Flows
The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2022 and 2021:

	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(40,066)	$(34,347)
Investing activities	$50,459	$(57,811)
Financing activities	$5,179	$124,383
Net increase in cash, cash equivalents and restricted cash	$15,572	$32,225
Operating Activities
Net cash used in operating activities was $40.1 million and $34.3 million for the nine months ended September 30, 2022 and 2021, respectively. The net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was primarily due to our net loss of $45.6 million, resulting from research and development expenses of $33.4 million as we continue our clinical programs and preclinical research programs and $12.4 million of administrative expenses for salary and related expenses and professional fees.
The net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to our net loss of $35.4 million, consisting of $25.5 million for research and development expenses primarily in preclinical research expenses and manufacturing as we prepared for our clinical program, and $12.3 million in administrative expenses for salary and related expenses and professional fees.
Investing Activities
Net cash provided by investing activities was $50.5 million for the nine months ended September 30, 2022 resulting from the maturities of $71.5 million and the redemption of $1.5 million in available-for-sale marketable securities, partially offset by the purchases of $21.5 million in available-for-sale marketable securities and the purchase of property and equipment of $1.0 million. Net cash used in investing activities of $57.8 million for the nine months ended September 30, 2021 was primarily due to the purchase $56.0 million of in available-for-sale marketable securities and the purchase of $1.8 million in property and equipment.
Financing Activities
Net cash provided by financing activities was $5.2 million for the nine months ended September 30, 2022 primarily due to the net proceeds of $5.1 million from the "at-the-market" offering facility. Net cash provided by financing activities was $124.4 million for the nine months ended September 30, 2021 primarily due to the net proceeds of $114.7 million from the IPO and $9.0 million from the issuance of convertible debt.
Funding Requirements
We believe that our existing cash and cash equivalents and marketable securities, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash requirements through the third quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. If we are not able to raise additional funding, we may not be able to enter into successful collaborations under favorable terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business.

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
•the cost of manufacturing NEXI-001, NEXI-002, and NEXI-003 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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

Stock-Based Compensation Expense
Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 3, “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three and nine months ended September 30, 2022 and 2021.
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
30

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
31

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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three and nine months ended September 30, 2022 or 2021.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this filing that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
32

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
Pursuant to our recently announced strategic realignment, we have paused clinical trials for our AIM ACT cell therapy product candidates in order to realign our focus on our AIM INJ preclinical programs. If we fail to execute successfully on this realigned strategic focus, our business and prospects may be adversely affected.
In November 2022, we announced that we are pausing our clinical trials for NEXI-001 and NEXI-003, and that our clinical trial for NEXI-002 will remain paused, in order to realign our focus on development of the AIM INJ platform. We believe this realigned strategic focus is the best way to optimize our financial and other resources to advance our business. However, there is no assurance that we will be successful at executing on this strategy, and we cannot currently specify when, if ever, we will be able to resume clinical development of NEXI-001, NEXI-002 or NEXI-003. If we are unable to execute successfully on this realigned strategic focus, our business and prospects may be adversely affected.
Our future success depends on our ability to retain our chief executive officer and certain other key executives and to attract, retain and motivate qualified personnel.
Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the experience of Kristi Jones, our President and Chief Executive Officer, as well as certain other principal members of our management, scientific and R&D teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.
In November 2022, we implemented a strategic realignment that is expected reduce our workforce by approximately 30%, The uncertainty inherent in this ongoing restructuring may be difficult to manage, may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.
If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully.
We are undertaking internal realignment activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
There can be no assurance that our strategic realignment will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Realignment activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal realignments can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, our realignment may result in unexpected expenses or liabilities and/or write-offs. If our strategic realignment fails to achieve some or all of the anticipated benefits, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
We expect our costs and expenses to increase as we continue to develop our product candidates and progress our current clinical programs and costs associated with being a public company.
We had cash, cash equivalents, and marketable securities of $45.9 million as of September 30, 2022, which we believe that should be sufficient to fund our operating plan through the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the requirements of ASC 205-40, Presentation of Financial Statements - Going Concern, and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the date of the financial statements. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. Our future success depends on our ability to raise capital and/or execute our current operating plan. However, we cannot be certain that these initiatives or raising additional capital, whether through issuing additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.
If we fail to maintain the listing of our common stock with a United States national securities exchange, the liquidity of our common stock could be adversely affected.

On October 25, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Select Market under the symbol “NEXI” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided a period of 180 calendar days, or until April 24, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending April 24, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Select Market, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to The Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure the deficiency. Should the Staff conclude that we will not be able to cure the deficiency, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing and Hearing Review Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three and nine months ended September 30, 2022 and 2021 that were not registered under the Securities Act.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.
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

NEXIMMUNE, INC.

Date: November 14, 2022	By:	/s/ Kristi Jones
Kristi Jones
President and Chief Executive Officer

Date: November 14, 2022	By:	/s/ John Trainer
John Trainer
Chief Financial Officer