Form 10-K
period 2022-12-31
NexImmune, Inc.
filed 2023-03-28
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2022, as reported by The Nasdaq Global Market on such date was approximately $28.7 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of Registrant’s Common Stock outstanding as of March 1, 2023 was 26,078,451.
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

PART I
Item 1. Business.
Overview
We are a clinical stage biotechnology company developing a novel approach to immunotherapy designed to employ the body’s own T cells to generate an antigen-specific cell-mediated immune response with curative potential for the patient.
The backbone of our approach is our proprietary Artificial Immune Modulation, or AIMTM, nanoparticle technology platform. The AIM technology enables the rational construction of nanoparticles, or artificial antigen presenting cells, that function as synthetic dendritic cells. Like natural dendritic cells, the AIM nanoparticles employ natural signaling proteins, antigen presentation and co-stimulation, to deliver precise instructions to specific T cells directing a desired immune response.
We believe this is a revolutionary approach to directing antigen-specific T cell function specific to each disease, with several key advantages over other technologies. Our platform is designed to:
•Deliver either “upregulatory” or “downregulatory” messages to targeted T cells (or T cell populations) to direct an antigen-specific therapeutic response without impairing healthy tissue or immune function. The artificial antigen-presenting cell, or aAPC, nanoparticle employing the activating co-stimulatory signal is used to activate and expand antigen-specific T cells that are intended to fight cancers and infectious diseases. The aAPC nanoparticle constructed with a suppressor or apoptotic co-stimulatory signal is intended to engage or suppress antigen specific autoreactive T cells to treat autoimmune diseases.
•Simultaneously target T cells directed at multiple antigens in a single product. We believe this is critical for addressing tumor escape mechanisms in cancer resulting in a durable response or for addressing diverse populations of autoreactive T cells.
•Be an “off-the-shelf” injectable product which creates substantial new benefits in terms of ability to scale and commercialize T cell targeting therapies, with advantages in cost, reimbursement, logistics, administration and time to patient delivery. Additionally, this modality unlocks significant potential in autoimmune applications. Taken together, this enables products based on the AIM technology as a way to reach broader populations more effectively than other T cell therapies.
This technology was originally developed at Johns Hopkins University. It has been further developed and optimized by NexImmune following its formation in 2011. The technology translates into two product modalities that include multi-antigen targeted adoptive cell therapies and multi-antigen targeted injectable off the shelf products. The most advanced programs, NEXI-001 and NEXI-002, are adoptive cell therapies which are currently in Phase 1/II trials. Importantly, these two modalities share the same mechanism of action in engaging and directing the function of antigen specific T cells.
Scientific Context
Directing antigen-specific immune responses is one of the top priorities in immunology. It has been demonstrated by multiple modalities ways that harnessing the power of the immune system can be a powerful factor in fighting cancers, infectious diseases and autoimmune disorders. While advances have been made, new modalities are needed to accelerate progress.
The search for a way to successfully amplify the potential benefits of antigen-specific therapies without impacting the broader immune system has gone on for many years, if not decades.
Some of the greatest progress has been in blood cancers, where novel technologies like CAR-Ts and bi-specific T cell engagers (BiTEs) have been able to target well-characterized surface antigen targets, like CD-19 or BCMA with several approved modalities. However, opportunities remain to address tumor escape, durability as well as significant toxicity and scale-up issues, particularly in the case of autologous cell therapies. In solid tumors, checkpoint inhibitors (CPIs) such as PD-L1 and CTLA-4 antibodies are considered the most significant breakthrough in immune-oncology and are well-established in many indications as the standard of care. Yet achieving the next wave of immuno-therapy breakthroughs in solid tumors has been challenging, with a lack of progress in “I/O-I/O combinations”. Increasing the numbers effective tumor-specific T cells to clear tumors, establishing immunologic memory combined with broad scalability remain challenges.

In autoimmune disorders, these learnings from oncology are now being applied to create new possibilities for immune-based treatment. Like in solid tumors, most treatments are systemic (e.g., TNF or CD20 antibodies) and not antigen-specific for the disease in question. The emerging opportunity is to target the antigen specific autoreactive T cells directly and leave healthy tissue alone.
The AIMTM Platform
The AIM technology enables the rational construction of nanoparticles that function as synthetic dendritic cells. These synthetic dendritic cells interact with specific populations of T cells (defined both by antigen specificity and phenotype specificity) to direct a specific T cell function. Typically, this is either a message of activation or suppression.
The following graphic illustrates the critical parts and functions of the nanoparticle (the core and conjugated proteins) as well as the relative size of the nanoparticle to a T cell:
We believe that one of the critical advantages of the AIM technology platform is the modular design enabling the ability to rapidly customize it for new therapeutics. We have developed a rapid antigen peptide loading method that can be used to create new potential products with different antigen targets in months. Some of our collaborations, such as with the target-identifying AI company Zephyr, highlight the potential to validate targets and create therapeutics. We have also developed protein conjugation techniques so that nanoparticles can be customized quickly for different therapeutic goals by changing core materials, Signal 1(HLA alleles) and Signal 2 messages. It is even possible to add additional signals or homing proteins. This gives the platform tremendous flexibility and application.
One of the most significant points of flexibility is that this nanoparticle platform can be used for two therapeutic modalities creating ex vivo adoptive cell therapy products or directly-injectable, off-the-shelf, in vivo T cell therapy products. We call the adoptive cell therapy modality AIM ACT, and the direct-injectable off-the-shelf modality AIM INJ. Both modalities share the same mechanism of action in engaging and directing antigen specific T cell responses.
We have two programs currently in clinical trials using the AIM ACT modality: NEXI-001 in acute myeloid leukemia, or AML, patients that have relapsed post allo-stem cell transplant, and NEXI-002 in relapsed refractory multiple myeloma, or MM, both with potential to move into earlier diseases (lower tumor burden) and combine with emerging SOC in select patient populations. Both these clinical trials have been paused due to resource constraints, but the available data is reviewed in the “Preliminary Data” sections of the product reviews below and we expect to be able to provide the full data sets from these trials around an upcoming conference in 2023. Assuming successful final results from these Phase I/II clinical trials, we expect to discuss with the U.S. Federal Drug Administration, or the FDA, plans to progress both programs into registration trials designed to support potential approval of both product candidates in the United States. In parallel, we plan to explore partnering opportunities for further clinical development and, if approved, commercialization in these indications. While our first AIM

ACT program in solid tumors, NEXI-003 (HPV-related malignancies), has also been paused due to resource constraints we are evaluating the potential to advance our HPV strategy using the AIM INJ modality.
The AIM INJ modality is a next-generation opportunity to revolutionize multi-antigen-specific T cell therapy. Because we are injecting our antigen-peptide-loaded nanoparticles directly into the body, our products are customizable and off-the-shelf. Importantly, we can deliver up-regulatory or down-regulatory instructions directly to targeted T cells (or T cell populations) regardless of host dendritic cell function without impairing healthy tissue or immune function. With the consistent ability to target multiple antigens in a single product, there is powerful potential to change the course of treatment in oncology, infectious diseases and autoimmune disorders. We are currently in preclinical development of this technology in multiple diseases (see Pipeline section below) but expect to progress these technologies into clinical trials.
Our ability to engineer AIM nanoparticles using our platform is expected to also enable rapid new multi-antigen product development. Our nanoparticles are manufactured “unloaded,” meaning that while the Signal 1 and Signal 2 proteins are conjugated to the nanoparticle, the specific antigen peptides are not yet loaded into the HLA molecules. The nanoparticles in this form can be stored for significant periods of time. Then, when antigen peptide targets have been identified and validated, they are "”loaded”, a process that takes hours. The nanoparticle can then be vialed and is ready for delivery to the patient. Effectively, this means that the time to product creation depends only on the time to identify and produce the relatively simple antigen-specific peptide (or mix of peptides for multiple targets). This can reduce the time for new multi-antigen-specific product development from years to months. The AIM nanoparticles themselves can be used as a preclinical tool for target validation to expedite the process.
In summary, our AIM nanoparticle technology is designed to bypass the dendritic cells and deliver the right kind of instructions directly to T cells using natural biology. In essence, we create nano-sized synthetic dendritic cells. These nano-sized synthetic dendritic cells are designed to deliver precise instructions to a specific set of targeted T cells, and these instructions will be different depending on the therapeutic goal.
Our Pipeline
Our pipeline consists of programs using both the AIM ACT and AIM INJ modality.
We have two product candidates in human clinical trials, NEXI-001 in patients with AML and NEXI-002 in patients with MM. Both of these programs are in Phase I/II trials. Enrollment is both of these programs is currently paused for resource reasons, with a discussion of the available data below.

As Phase I/II trials, the trials consist of two parts. In the first part of the trials, the initial safety evaluation phase, we will assess the safety and tolerability of NEXI-001 or NEXI-002 T cells. In the second part of the trials, the expansion phase, we will further define safety and will also evaluate the initial efficacy of each product candidate at the dose and regimen established in the safety evaluation phase. We have completed enrollment and dosing of patients in the safety evaluation phase of the trial for NEXI-001 and NEXI-002, and we expect to be able to provide the full data sets from these trials in the first half of 2023.
Our next adoptive cell therapy product candidate, NEXI-003, is our first product candidate targeted at solid tumors. The IND has been accepted by the FDA, but this program has also been paused due to resource constraints.
We have combined the learning from our adoptive cell therapies and INJ pre-clinical efforts which include:
1. Ability to expand healthy, fit, antigen-specific T cells from late-stage, heavily pre-treated patients providing insight into the potential to activate healthy, fit, specific T cells in vivo.
2. AIM nanoparticles expand antigen-specific T cells with important subtypes known to be associated with anti-tumor activity and immunologic memory regardless of modality or stage.
3. AIM nanoparticle-expanded T cells proliferate, traffic to tumor site and persist.
4. No obvious off-tissue toxicity.
5. Potential synergistic effects when combining AIM-activated antigen-specific T cells with other IO mechanisms suggesting a increased durable response.
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

The following table summarizes our pipeline as well as many of our key collaborators:
Our Team and Corporate History
We were founded in 2011, with the exclusive licensing of the core AIM technology from The Johns Hopkins University, or Johns Hopkins. In 2017, attracted by the promise of this technology, Dr. Sol Barer, the co-founder and former Chairman and Chief Executive Officer of Celgene Corporation, and the current Chairman of Teva Pharmaceutical Industries Ltd., led the acquisition and recapitalization of our company. Dr. Barer currently serves as Chairman of our board of directors, and has led the recruitment of the management team whose members have decades of experience in the biotechnology industry. Our President and Chief Executive Officer, Kristi Jones, brings over 25 years of biotech leadership in product development, business and strategy roles at Genentech, MedImmune and AstraZeneca PLC. Dr. Jerome (Jerry) Zeldis, M.D., Ph.D., our Executive Vice President of Research & Development brings his experience as the former Chief Medical Officer of Celgene and Chief Executive Officer and Chief Medical Officer of Celgene Global Health. Our Chief Financial Officer, John Trainer, has nearly 20 years in various senior financial, operational, strategic and transactional roles across the biotech and pharmaceutical industry including significant time spent at MedImmune and AstraZeneca. Mathias Oelke, our Chief Science Officer and scientific co-founder, transitioned from his faculty position with Johns Hopkins to his current position as our Senior Vice President for preclinical immune therapy and platform development. Our Chief Medical Officer, Bob Knight, has over 25 years of clinical development experience and joined us from Kite Pharmaceuticals, where he led the clinical development program for Yescarta®.
Our Approach
Our approach to immunotherapy employs the body’s own T cells and is designed to generate a specific, potent and durable immune response that mimics natural biology. We believe the key attributes of this platform are:
•Ability to target specific T cell populations. The AIM nanoparticles are programmed to be antigen-specific. That antigen can either be on the T cell itself (in the case of autoreactive T cells) or on a target cell (in the case of oncology or infectious diseases). Importantly, this means that the activation or suppression message is NOT delivered to other cells. The message is for a particular T cell only and does not impact healthy tissue or benign cells. Other T cell technologies can be specific to particular antigens (e.g., CAR-T or TCR therapies), but they cannot also deliver the other major benefits listed here.

•Ability to target multiple T cell populations simultaneously. While a single AIM nanoparticle is directed at a single antigen, it is preferred to mix nanoparticles targeted at different antigens into a nanoparticle cocktail for administration and use, thereby creating a product which can address multiple targets at the same time. Our current clinical programs target five (5) antigens simultaneously, but we have tested higher numbers successfully. This ability to target multiple antigens simultaneously is a powerful tool against tumor escape in oncology, as well as a practical approach to addressing diverse autoreactive T cell populations in autoimmune disorders.
•No genetic engineering. The AIM technology works by delivering natural signaling to T cells from the natural repertoire. In ACT, there is no need to genetically alter the T cell offering a more streamline manufacturing process and potential for improved tolerability as a cell therapy. As an INJ therapy, no patient specific manufacturing is required. This has clear benefits for cost, simplicity, and scalability.
•“Off-the-shelf” manufacturing and administration. The AIM INJ modality is scalable and simple to administer. Nanoparticles can be manufactured ahead of time and stored, enabling a significant cost and scalability advantage over most other T cell therapies.
•Rapid new product development. In addition to these core principles of differentiation, we believe the modular design of the AIM platform facilitates the rapid design of new product candidates based on synergies derived from interchangeable components, specifically antigen peptides, signaling proteins and core material, as well as shared methods for nanoparticle construction, protein conjugation, peptide loading, and a platform manufacturing system for T cell therapy products. Specifically, we can customize and load new sets of antigen targets and signaling proteins to efficiently create new products for new indications and new therapeutic areas. Rather than having to create a fully-new biologic molecule, like an antibody, against the target, the peptides can simply be loaded onto the nanoparticles for immediate testing.
While there are many technology platforms and product candidates in development across the biotechnology industry focused on influencing T cell activity, there is no platform that can deliver this combination of attributes besides the AIM platform.
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
Key elements of our strategy include:
•Advance the AIM INJ program candidates into clinical trials. We believe that one of the most significant advantages presented by our AIM technology is the potential for an “off-the-shelf,” injectable form of the AIM nanoparticle. Our first program is likely to be in oncology, and our next program likely in the autoimmune disorder space. The specific timing for the start of the clinical trials will depend on resource availability but the development of the AIM INJ product candidates remains our top priority.
•Advance NEXI-001 and NEXI-002 to registrational trials. While enrollment in both these programs is currently paused due to resource constraints, we have been generating meaningful proof-of-concept data in both safety and efficacy. Life Cycle Development Plans to move into earlier lines of therapy and evaluate novel IO/IO combinations in specific populations based on emerging pre-clinical data have also been paused.
•Drive forward NEXI-003, our first solid tumor product candidate. Our first solid tumor product candidate, NEXI-003 represents a powerful new expansion of the capability and utility of the AIM platform to advance potential IO/IO breakthroughs. Also, given the large number of potential antigen combinations in solid tumors, we expect licensing and partnerships to be a core element of our strategy as we establish the broader applicability of our AIM technology.

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
Our Clinical-Stage Product Candidates
We have two programs in clinical trials: NEXI-001 for AML patients and NEXI-002 for MM patients, with enrollment in both currently paused due to resource constraints.
NEXI-001
NEXI-001 is an allogeneic cell therapy in Phase I/II development for the treatment of patients with AML who have relapsed disease after receiving allo-HSCT. Allo-HSCT is currently the only therapeutic procedure with established curative potential for intermediate and high risk AML patients. However, of the approximately 20,000 patients diagnosed with AML in the United States in 2019, approximately 50% were young or healthy enough to qualify for allo-HSCT. Of those patients who do receive allo-HSCT, fewer than half are cured. Patients who relapse after allo-HSCT face a dismal prognosis and are left with very limited treatment options. Most will succumb to their disease within one year of relapse and the two-year survival rate is less than 15%. Many of these patients fail to respond to further salvage treatments with an even worse prognosis.
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
Phase I/II Clinical Trial Design
Our clinical trial with NEXI-001 is a prospective, multi-center, open-label, single-arm, dose-escalating Phase I/II trial that aims to enroll between 22 and 26 patients. The primary objective is to assess the safety and tolerability of a single infusion of NEXI-001 T cells in patients with AML who have either minimum residual disease, or MRD, or morphologically detectable disease after an HLA-matched allo-HSCT. As a practical point, the NEXI-001 trial enrolls patients who have not achieved a remission to salvage therapy after relapse following the transplant. Secondary objectives include signals of immunologic responses and preliminary anti-tumor activity, including evaluations of the following clinical endpoints: overall response rate, or ORR, which includes complete response, or CR, progression free survival, or PFS, and overall survival, or OS. Additional analysis will assess the in vivo persistence, proliferation, functionality and TCR repertoire of NEXI-001 T cells as measured in blood and bone marrow samples. Our clinical endpoints have been recognized as appropriate measurements of safety and clinical response.
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

The schema for this trial (and current enrollment) is shown below:
Preliminary Data from the Phase I/II Clinical Trial
At this point, we have completed enrollment and dosing in the dose escalation phase, with a total enrollment of 11 patients. We have reported data from six patients across Dose Level 1, Dose Level 2 and Dose Level 3 safety cohorts to date. We are still collecting data from existing patients and that data will be shared at an appropriate scientific forum.
Each of these patients has been closely monitored for safety and early signs of clinical activity. In addition, biomarkers were analyzed to assess early signs of immunologic response; clinical lab reports and patient charts were used to measure myeloid activity (neutrophils counts, platelet counts, Red Blood Cell counts, transfusion burden); and validated clinical endpoints were incorporated to measure early signs of clinical activity. It is important to note that we are early in the safety evaluation and dose-finding part of the Phase I/II trial, and that the results reported here represent data from the first five patients only and are not statistically significant. Additional data from all safety cohorts is expected to be announced in 2023.
Safety and tolerability. The NEXI-001 therapy has been well tolerated without dose limiting toxicities, observed after a single infusion of NEXI-001 T cells at doses of 50M, 100M and 200M total T cells. This includes no > grade 3 cytokine release syndrome, immune effector cell-associated neurotoxicity syndrome, or ICANS, or infusion-related reactions, or IRRs at any Grade Level (Grade 1-4).
Immunological responses.In the first six patients, treated we have observed initial indicators of immunologic response after the infusion of NEXI-001 T cells, including (i) early lymphocyte reconstitution to baseline levels after administration of lymphodepleting therapy with rapid and robust recovery of the CD4+ T cell compartment; (ii) the proliferation and persistence of NEXI-001 antigen-specific T cells as measured by multimer-staining of peripheral blood when adequate samples were available for analysis; (iii) clonal expansion and persistence of NEXI-001 T cells in both peripheral blood and bone marrow as measured by TCR sequencing when data was available; and (iv) the presence of T cell subtypes that support anti-tumor activity, T cell proliferation, self-renewal and long-term persistence as measured by phenotype staining of NEXI-001 antigen-specific T cells in peripheral blood over time when adequate samples were available for analysis. It is important to note that we are early in the safety evaluation and dose-finding part of the Phase I/II trial, and that these results are not statistically significant.

Patient Characteristics
Summary of Patient Experience
As discussed above, we have reported clinical data in six patients for NEXI-001’s initial clinical trial. Importantly, this has been part of a dose-ascending clinical plan where the first patient received a single dose of 50M T cells, the next three patients received a single dose of 100M T cells, and the next patients received two doses of 200M cells after Day 30 for a total of 400M cells. The next and final planned dose level will be 200M cells administered weekly for three weeks, followed by a week of rest, followed by a repeat of the 200M cells administered weekly for three weeks, a total of 1.2 billion T cells.
The data from the initial dose levels reported to date is encouraging and supports progression into the higher doses. Specifically, we have observed:
NEXI-001 is well-tolerated.
•As previously described, there have been no grade ≥3 SAEs observed. One case of Grade 2 CRS was reported, which resolved within 24 hours.
NEXI-001 generates a robust immune response across all dose levels reported to date:
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
Signals of NEXI-001 of clinical activity across all dose levels reported to date:
In particular, patients are seeing some or all of the following:
•Evidence of marrow recovery based on improved donor chimerism (i.e., granulocytes, T cells, bone marrow) and where relevant, reduced transfusion burden
•Improved ECOG performance.
•Evidence of reduced tumor burden based on decreases in peripheral blasts and a decrease in bone marrow blasts (in Dose Level 3).

The following chart summarizes the clinical experience of the patients at the various dosing levels disclosed here:
As described above, we have completed enrollment and dosing of patients in Dose Level 4. We are still collecting data on these patients and expect to share this data at an appropriate scientific forum. At this time, further enrollment is paused due to resource constraints.
NEXI-002
NEXI-002 is an autologous cell therapy in Phase I/II clinical development to treat patients with relapsed and/or refractory MM who have failed at least three prior lines of therapy. We have currently paused enrollment in this trial due to resource constraints. MM accounts for around 10% to 15% of all hematologic malignancies and primarily affects older individuals, with approximately 32,000 new cases a year in the United States. While significant progress has been made in the treatment of MM, there is currently no cure for the condition.
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

Phase I/II Clinical Trial Design
Our clinical trial with NEXI-002 is a prospective, multi-center, open-label, single-arm, dose-escalating Phase I/II clinical trial that aims to enroll between 19 and 23 patients. This trial consists of two phases. The initial safety evaluation phase assessed the safety and tolerability of a single infusion of NEXI-002 within a single dose range. In the second part of the trial, the expansion phase, investigators will further define safety and will also evaluate the initial efficacy of each product candidate at the dose established in the safety evaluation phase. We are currently in the expansion phase of the trial. The trial’s primary objective is to assess the safety and tolerability of a single infusion of NEXI-002 T cells in patients with MM who have failed at least three prior lines of therapy. Secondary objectives include signals of anti-tumor activity, ORR (which includes CR), OS and PFS. Additional biomarker analysis will assess the in vivo persistence, proliferation, functionality and TCR repertoire of NEXI-002 T cells as measured in blood and bone marrow samples. Our clinical endpoints have been recognized as appropriate measurements of safety and clinical response. The clinical trial sites include City of Hope Cancer Center, the M.D. Anderson Cancer Center, the Memorial Sloan Kettering Cancer Center, the Karmanos Cancer Institute, the Ohio State University Comprehensive Cancer Center, the Dana Farber Cancer Center, and the Advent Hospital in Orlando, Florida.
Preliminary Data from the Phase I/II Clinical Trial
Enrollment in this clinical trial has been paused with seven patients enrolled and dosed. We have reported data on a total of five patients, of which three patients were treated in the Safety Evaluation Phase and two patients were treated in the Expansion Phase. The remaining data is being collected and will be shared in an appropriate scientific forum.
Safety and tolerability. The NEXI-002 therapy has been well tolerated without dose limiting toxicities observed after a single infusion of NEXI-002 T. This includes no > grade 3 cytokine release syndrome, immune effector cell-associated neurotoxicity syndrome, or ICANS, or infusion-related reactions, or IRRs at any Grade Level (Grade 1-4).
Immunological responses. TCR sequencing showed that NEXI-002 product contains T cell clones that were undetectable in the peripheral blood of patients at baseline. The product contains CD8+ antigen specific T cells with memory phenotypes. Upon dosing, patients saw a rapid lymphocyte recovery with reconstitution of both CD4 and CD8+ T cells. NEXI-002 cells were detected in the peripheral blood and bone marrow and persist and proliferate over time. The quality and functionality of the NEXI-002 T cells is comparable to those expanded from healthy donors. Strategies to yield higher product doses have been implemented as the trial progresses and the NEXI-002 protocol has been amended to include patients with smoldering multiple myeloma (an early stage of multiple myeloma). Analyses of immunologic and clinical activity are ongoing. We expect to announce additional data in 2023.

Patient Characteristics
Summary of Patient Experience
Future Opportunities
Moving forward, our strategy is to focus on the development of the AIM INJ modality, with the expectation that we will be able to advance it through IND approval and into a Phase I/II clinical trial, resources permitting. We believe the data we have already collected is validating of the AIM platform’s mechanism, which gives us a favorable risk profile as we seek to establish the technology in solid tumors, infectious diseases and autoimmune disorders. We have generated a significant body of combined clinical and non-clinical data to support this approach, which we use to prioritize our clinical development efforts and to identify potential disease areas and indications to pursue.
•Solid Tumors. Our IND for NEXI-003 in HPV-associated malignancies has been accepted by the FDA, but the planned Phase I/II clinical trial has been paused due to resource constraints. HPV-associated malignancies remains a disease area of high interest for the AIM INJ platform, and there are many more opportunities for the AIM technology in the solid tumor space. The scientific community has identified, robustly characterized and clinically evaluated over 75 specific antigen targets across multiple solid tumor types, and we plan to use this data to inform our next wave of product development in oncology. Additionally, combinations of multi-antigen specific AIM therapeutics with CPI’s remain a potential IO/IO breakthrough.
•Hematology (Blood Cancers). The AIM multi-antigen approach has the potential to pursue a broader set of targets to address escape and durability. Combined, early clinical data is consistent with pre-clinical results demonstrating antigen specific cells proliferate, traffic and persist at the site of tumor. Additionally, opportunity exists to move into earlier disease to halt progression. Recent pre-clinical data suggests potential novel IO/IO combinations with Bispecific T cell engagers (e.g. CD3/BCMA, CD3/Flt-3) offers the potential to achieve synergistic, superior potency and durability in select populations.
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
•Expanding to new HLA allele subtype populations. We are also developing additional HLA allele subtypes. NEXI-001 and NEXI-002 currently use the HLA-A2 allele, which is the most prevalent allele in the North American population. However, the additional HLA subtypes we plan to develop, including HLA-A1, HLA-A3, HLA-A11, HLA-A24 and HLA-B7, would broaden the patient eligibility of future product candidates. We believe the modular AIM platform will facilitate the rapid development of nanoparticles that exchange the current HLA-A2 for new HLA subtypes, which will then be used for all AIM product candidates in development.
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
Zephyr Joint Research Agreement
In March 2022, we entered into a Joint Research Agreement, or JRA, with Zephyr AI, Inc., or Zephyr, focused on the joint collaboration, identification and validation of certain targets in order to facilitate further research, development and potential commercialization of immunotherapies. Pursuant to the JRA , Zephyr will identify suitable antigens or combinations thereof for validation and testing by NexImmune. The Joint Steering Committee provided for by the JRA, or the JSC, will then determine which identified candidates shall be subject to further analysis. We will validate which, if any, of the identified antigens are suitable for T-cell engagement and killing function, which antigens are referred to as the Final Candidates. The JSC will make a good-faith determination as to whether the data supports the further IND-targeted development by us of any of the Final Candidates. We and Zephyr will jointly own any Final Candidates, including the intellectual property related thereto. Each of the company and Zephyr shall be responsible for payment of their own respective costs and expenses in connection with the performance of their respective obligations under the JRA. If a Final Candidate is to be further developed, then we and Zephyr shall engage in good-faith negotiations to agree on the terms and conditions of an agreement with respect to the further development and commercialization of such Final Candidate. If such an agreement is not executed within the prescribed negotiation period, then neither the we nor Zephyr may further develop such Final Candidate.
Each of the company and Zephyr can terminate the JRA (i) for any reason upon 90 days’ written notice, and (ii) upon the other’s breach or default of any of the terms and conditions thereof, subject to 30 days’ notice and cure period. Absent early termination or mutual extension, the JRA shall terminate two (2) years after the effective date.
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
We own or have exclusively licensed seven issued United States patents and eight pending patent applications for the United States (including U.S. provisional applications). We also have 80 issued or allowed foreign patents and 46 pending foreign patent applications (including pending PCT Applications) intended to protect the intellectual property underlying our technology. In addition to the United States, we have patents issued or applications pending in Australia, Brazil, Canada, China, Europe (EPO), Hong Kong, India, Israel, Japan, South Korea, Mexico, Russian Federation, and Singapore. Our patent applications describe and claim certain features of our technologies, including our T cell activation and expansion platform, our cell therapy product candidates, and our drug candidates based on injectable artificial antigen presenting cells. We currently control issued patents in the United States, Australia, Canada, China, Europe (through the European Patent Convention), Hong Kong, India, Israel, Japan, Mexico, Singapore, South Korea, and Russian Federation, which relate to the technology for generating our cell therapy products (NEXI-001 and NEXI-002) from allogeneic or autologous T cells. Applications relating to our NEXI-001 and NEXI-002 programs remain pending in all jurisdictions for which we have filed patent applications, including more recent patent applications that relate in part to the NEXI-001 and NEXI-002 composition of matter. In addition, we control issued or allowed patents in the United States, Australia, Brazil, China, Israel, India, Japan, South Korea, Mexico, and Europe (through the European Patent Convention) that relate to our AIM INJ programs, including patents covering compositions of matter and methods of use. Applications relating to our AIM INJ programs remain pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, Russian Federation, South Korea, Singapore, and United States. We have and will continue to actively protect our intellectual property, including filing patent applications for our innovations, prosecuting our pending patent applications, and maintaining and enforcing our issued patents. We currently have one pending PCT Application and one pending U.S. provisional application relating to both our cell therapy and AIM INJ technology. No assurances can be given that pending patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. In addition, issued patents may be circumvented by third parties, or found unenforceable or invalid if contested before a court or administrative agency. Thus, we may not be able to successfully enforce our patent rights against third parties. No assurance can be given that others will not independently develop a similar or competing technology or design around any patents that may be issued to us.

Each of our patents, if and when granted, will generally have a term of 20 years from its earliest, non-provisional filing date, subject to available extensions. Our patents and, if granted, patent applications have expiry dates ranging from 2034 to 2044.
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
Moreover, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.
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
Employees and Human Capital Resources
As of March 1, 2023, we had 50 full-time employees. Of these employees, 36 were engaged in research and development activities. Substantially all of our employees are based in Gaithersburg, Maryland. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Following is a summary of our Risk Factors:
•We require substantial additional funding. If we are unable to raise capital, we expect to be compelled to delay, reduce or eliminate our product candidate development programs and may be unable to further develop our AIM nanoparticle technology.
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
•Pursuant to our recently announced strategic realignment announced in November 2022, we have paused clinical trials for our AIM ACT cell therapy product candidates in order to realign our focus on our AIM INJ preclinical programs. If we fail to execute successfully on this realigned strategic focus, our business and prospects may be adversely affected.
•Our shares of common stock could be delisted from the Nasdaq Global Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.
•We have incurred significant operating losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•If we are unable to successfully obtain approval for and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
We are not profitable and have incurred significant losses in each period since our inception, including net losses of $62.5 million and $50.9 million for the years ended December 31, 2022 and 2021, respectively. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.
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
Our operations have required substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates. We would have to spend substantial amounts to conduct research and development and preclinical or nonclinical testing and studies and clinical trials, to build a supply chain, to seek regulatory approvals for any product candidates we may develop. If we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company in the United States.
As of December 31, 2022, we had $34.6 million in cash, cash equivalents, and available-for-sale marketable securities. In February 2021, we completed the IPO for net proceeds of $114.6 million after deducting underwriting discounts and commissions and offering expenses. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to meet our anticipated cash requirements for at least twelve months from the issuance of these financial statements. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:
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
We currently have a shelf registration statement effective and an existing “at-the-market” offering facility, however, our ability to raise capital under this registration statement and through our “at-the-market” offering facility may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statement under which our “at-the-market” offering facility is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Pursuant to our announced strategic realignment announced in November 2022, we have paused clinical trials for our AIM ACT cell therapy product candidates in order to realign our focus on our AIM INJ preclinical programs. If we fail to execute successfully on this realigned strategic focus, our business and prospects may be adversely affected.
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
In November 2022, we implemented a strategic realignment that reduced our workforce by approximately 30%. The uncertainty inherent in this ongoing restructuring may be difficult to manage, may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.
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
We are have undertaken internal realignment activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
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
We had cash, cash equivalents, and marketable securities of $34.64 million as of December 31, 2022, which we believe that should be sufficient to fund our operating plan into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the requirements of ASC 205-40, Presentation of Financial Statements - Going Concern, and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the date of the financial statements. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. Our future success depends on our ability to raise capital and/or execute our current operating plan. However, we cannot be certain that these initiatives or raising additional capital, whether through issuing additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.
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
Our near-term ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our product candidates. All of our product candidates are in the early stages of development and will require additional clinical and nonclinical development, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical trials and they may not receive regulatory approval even if they are successful in clinical trials.
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
In addition, because NEXI-001 and NEXI-002 are clinical-stage candidates, and because our other product candidates are based on similar technology, if NEXI-001 and NEXI-002 were to encounter safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business could be significantly harmed. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.
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
From time to time, we provide timing estimates regarding the initiation of clinical trials and clinical development milestones, and the expected availability of data resulting from these trials for certain of our product candidates. We expect to continue to estimate the timing of these types of development milestones and our expected timing for the accomplishment of various other scientific, clinical, regulatory and other product development objectives. However, the achievement of many of these milestones and events may be outside of our control. All of these timing estimations are based on a variety of assumptions we make which may cause the actual timing of these events to differ from the timing we expect, including:
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
We are pursuing clinical development of product candidates developed employing our AIM technology. We are at an early stage of development and our technology platform has not yet led, and may never lead, to approved or commercially successful products.
Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing additional product candidates will require substantial additional funding beyond the net proceeds of this transaction and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide you any assurance that we will be able to successfully advance any of these product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:
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
The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in one or more jurisdictions, any drug candidates we are developing or may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and/or we may determine that further clinical development of any such product candidate is not justified and may discontinue any such programs.
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
As of March 1, 2023, we had 50 employees, most of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:
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
We also engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, ransomware, malicious software, phishing schemes, and fraud. From time to time, we get notifications that such vendors experienced cyber security breaches. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant expenses. Although we take reasonable steps to help protect confidential and other sensitive information from unauthorized access or disclosure, we also could be the target of phishing attacks seeking confidential information regarding our employees. Furthermore, while we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information may be transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us.
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
We may become involved in securities litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.
In the past, securities litigation has often followed certain significant business events, such as the announcement of a strategic restructuring or realighment. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential partnership or other opportunities, or the ultimate value our stockholders receive in any such partnership or other opportunity
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. The CARES Act and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through June 30, 2022 (a 1% sequester will apply from April 1, 2022 through June 30, 2022). In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Moreover, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, Centers for Medicare and Medicaid Services may develop new payment and delivery models, such as bundled payment models. There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and

Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.
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
Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process for our product candidates that achieves our objectives for manufacturing capacity and cost of goods. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:
•the enrollment, completion or results of our Phase I/II clinical trials for NEXI-001 and NEXI-002;
•any delay in identifying and advancing a clinical candidate for our other programs;
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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
•changes in laws or regulations applicable to any of our product candidate, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our manufacturers;

•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•our inability to establish collaborations, if needed;
•our failure to commercialize our product candidates, if approved;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of any of our product candidates;
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
As of December 31, 2022, there are 26,078,451 shares of common stock outstanding. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters is located in Gaithersburg, Maryland, where we lease a total of approximately 22,800 square feet of office and laboratory space under a lease that is due to expire on June 30, 2027. We lease an additional 6,440 square feet of office space in Gaithersburg, Maryland that is set to expire February 29, 2024. We anticipate that we will require additional office and laboratory space for our planned operations prior to the expiration of our current lease.
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
Holders of Our Common Stock
As of December 31, 2022, there were approximately 67 holders of record of shares of our common stock.
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
We did not sell any of our unregistered securities during the year ended December 31, 2022.
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
Overview
We are a clinical stage biotechnology company developing a novel approach to immunotherapy designed to employ the body’s own T cells to generate an antigen-specific cell-mediated immune response with curative potential for the patient. Our mission is to create therapies with curative potential for patients with cancer and other life-threatening immune-mediated diseases.
In November 2022, we announced that, following a strategic review of our pipeline, indications, timelines and cash position, we are implementing a strategic realignment initiative, which is designed to reduce costs and reallocate resources towards our AIM INJ preclinical development programs. As part of this strategy, we will focus on developing AIM INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. We will also pause development of our current adoptive cell therapy, or AIM ACT, product candidates, NEXI-001 and NEXI-003. As previously disclosed, the NEXI-002 trial in Multiple Myeloma will remain paused. We intend to explore external opportunities that may permit us to continue to advance these clinical programs.
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
To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock, our convertible promissory notes and the IPO. In February 2021, we completed the IPO and issued and sold an aggregate 7,441,650 shares of common stock, which included 970,650 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs. In the year ended December 31, 2022, we sold an aggregate of 3,184,900 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million.

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense. Our net loss was $62.5 million and $50.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $190.2 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.
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
As part of our updated corporate strategy announced in November 2022, we are initiated a workforce reduction plan to reduce headcount by approximately 30%, primarily affecting the clinical development, manufacturing and administrative staff that had been needed to support the AIM ACT adoptive cell therapy clinical programs. The plan will reduce our workforce from 74 full-time employees prior to the announcement to approximately 50 full-time employees. We incurred $0.5 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. Management communicated the workforce reduction on November 14, 2022.
As of December 31, 2022, we had cash and cash equivalents of $34.6 million.
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
As we continue the development of our product candidates and seek to discover and develop new product candidates, we will likely require substantial funds to continue such activities. Due to the inherently unpredictable nature of preclinical and clinical development, we cannot determine with certainty the timing of the initiation, duration or costs of future clinical trials and preclinical studies of product candidates. Clinical and preclinical development timelines, the probability of success and the amount of development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
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

Results of Operations
Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	47,148	$37,456	$9,692
General and administrative	15,934	15,799	135
Total operating expenses	63,082	53,255	9,827
Loss from operations	(63,082)	(53,255)	(9,827)
Other income (expense):
Interest income	664	53	611
Change in fair value of derivative liability	—	2,425	(2,425)
Gain on extinguishment of debt	—	844	(844)
Interest expense	—	(905)	905
Other expense	(88)	(61)	(27)
Other income	577	2,354	(1,777)
Net loss	$(62,505)	$(50,901)	$(11,604)
Research and Development Expenses. Research and development expenses were $47.1 million and $37.5 million for the years ended December 31, 2022 and 2021, respectively. The increase of $9.7 million was due primarily to increases of $3.6 million on research and preclinical manufacturing, an increase of $0.6 million on clinical trial expenses, increases to salary and benefits of $4.1 million resulting from increased headcount including a $0.5 million restructuring charge, $0.9 million in stock compensation expense, and $0.5 million in facility and consulting fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $15.9 million and $15.8 million for the years ended December 31, 2022 and 2021, respectively. The increase of $0.1 million was due primarily to increases of $1.4 million in legal and professional fees, offset by a an decrease in salary and benefits of $0.1 million from decreased head count and reduction of $1.0 million in stock compensation expense.
Interest Income. Interest income was $0.6 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. The increase is due to increasingly favorable interest rates on fixed income securities held as cash equivalents.
Change in Fair Value of Derivative Liability. The change in fair value of derivative liability was $0 and $2.4 million for the year ended December 31, 2022 and 2021, respectively. The decrease reflected the remeasurement of the derivative liability immediately before the conversion of the convertible notes into shares of common stock upon the completion of the IPO in February 2021. Following the IPO there are no derivative instruments.
Gain on Extinguishment of Debt. The gain on extinguishment of debt was $0.8 million for the year ended December 31, 2021. The increase was due to the PPP Loan forgiveness of $0.8 million. The was no debt extinguishment for the year ended December 31, 2022.
Interest Expense. Interest expense was $0 and $0.9 million for the years ended December 31, 2022 and 2021, respectively. The increase is due to the issuance of convertible debt during the period from April 2020 into January 2021. The convertible notes were converted into shares of common stock upon the completion of the IPO in February 2021.

Results of Operations
Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$37,456	$17,839	$19,617
General and administrative	15,799	10,012	5,787
Total operating expenses	53,255	27,851	25,404
Loss from operations	(53,255)	(27,851)	(25,404)
Other (expense) income:
Interest income	53	21	32
Change in fair value of derivative liability	2,425	(442)	2,867
Gain om extinguishment of debt	844	—	844
Interest expense	(905)	(1,683)	778
Other income (expense)	(61)	89	(150)
Other income / (expense)	2,354	(2,015)	4,369
Net loss	$(50,901)	$(29,866)	$(21,035)
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
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2022, we had cash and cash equivalents of $34.6 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our activities into the fourth quarter of 2023.
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
Sources of Liquidity
We have financed our operations principally through private placements of our convertible preferred stock, our convertible promissory notes, the IPO, and an "at-the-market" offering facility.
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
"At-the-market" offering facility
During the year ended December 31, 2022, we sold an aggregate of 3,184,900 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million.
Cash Flows
The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2022 and 2021:

	Year ended December 31
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(51,191)	$(45,785)
Investing activities	50,316	(53,807)
Financing activities	5,179	124,888
Net increase in cash, cash equivalents and restricted cash	$4,304	$25,295
Operating Activities
Net cash used in operating activities was $51.2 million and $45.8 million for the years ended December 31, 2022 and 2021, respectively. The net cash used in operating activities for the year ended December 31, 2022 was primarily due to our net loss of $62.5 million, resulting from R&D expenditures of $47.1 million as we continue to our preclinical and clinical program and $15.9 million of administrative expenses for salary and related expenses and professional fees. Our net loss is partially offset by $11.3 million in non-cash expenses and working capital changes.
The net cash used in operating activities for the year ended December 31, 2021 was primarily due to our net loss of $50.9 million, consisting of $37.5 million for R&D expenses primarily in pre-clinical research expenses as we prepared for our clinical program and began ramping up our clinical programs, and $15.8 million in administrative expenses for salary and related expenses and profession fees. These are partially offset by $5.1 million in non-cash expenses and working capital changes.
Investing Activities
Net cash provided by investing activities was $50.3 million for the year ended December 31, 2022 and used in was $53.8 million for the year ended December 31, 2021. The net cash provided by investing activities for the year ended December 31, 2022 was primarily due to the maturities of $73.0 million in available-for-sale marketable securities partially offset by the purchase of $21.5 million in available-for-sale marketable securities and by the purchase of property and equipment of $1.3 million.
The net cash used in investing activities for the year ended December 31, 2021 was primarily due to purchase of $90.5 million in available-for-sale marketable securities partially offset maturities of $39.0 million in available-for-sale marketable securities and the purchase of property and equipment for $2.4 million.
Financing Activities
Net cash provided by financing activities was $5.2 million for the year ended December 31, 2022 primarily due to the net proceeds of $5.1 million from the "at-the-market" offering facility. Net cash provided by financing activities was $124.9 million for the year ended December 31, 2021 primarily due to the net proceeds of $114.7 million from the IPO,$9.0 million from the issuance of convertible debt, and $1.2 million from the exercise of stock options.

Funding Requirements
We believe that our existing cash and cash equivalents and marketable securities, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. If we are not able to raise additional funding, we may not be able to enter into successful collaborations under favorable terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business.
Our future capital requirements will depend on many factors, including:
•the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates;
•the number and characteristics of product candidates that we pursue;
•the outcome, timing and costs of seeking regulatory approvals;
•the cost of manufacturing our product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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
Accrued Research and Development Expenses & Prepayment of Services
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.
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
Other Company Information
Net Operating Loss and Research and Development Carryforwards and Other Income Tax Information
At December 31, 2022, we had federal and state net operating loss carryforwards of $135.2 million and federal research credit carryforwards of $0.3 million. Approximately $10.5 million of the federal NOL was generated prior to 2018 and will expire in increments through 2037 beginning in 2035, while the remaining $124.7 million will be carried forward indefinitely. The state NOL will expire in increments through 2037, beginning expiring in 2035. The federal research and development tax credit carryforwards, if not utilized, will expire beginning in 2037.
We believe that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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
(b) On March 23, 2023, Jerome Zeldis, M.D., Ph.D., Executive Vice President of Research and Development, entered into a Consulting Agreement with the Company (the “Consulting Agreement”) effective as of March 31, 2023 (the “Transition Date”). Pursuant to the Consulting Agreement and effective as of the Transition Date, the exiting Employment Agreement, dated January 4, 2021, by and between the Company and Dr. Zeldis is terminated, Dr. Zeldis will have resigned from the Company, and Dr. Zeldis will transition to providing consulting and advisory services to the Company for a period ending on March 31, 2024 (the “Consulting Period”). Pursuant to the terms of the Consulting Agreement, in consideration for, among other things, his compliance with certain restrictive covenants, including customary non-compete and non-solicitation covenants, and a typical release of claims, Dr. Zeldis will be paid $200.00 per hour for services provided to the Company and vested options to purchase 100,000 shares of common stock of the Company held by Dr. Zeldis (a portion of the grant received by Dr. Zeldis on February 11, 2021) are eligible to participate in the Option Repricing (as defined herein), with the exercise price for such options reduced to the level set for executive officers.
The foregoing description of the material terms of the Consulting Agreement is not complete and is qualified in its entirety by the full text of the Consulting Agreement, which is attached hereto as Exhibit 10.7.1, and is incorporated herein by reference.
(e) On March 22, 2023, in order to retain and motivate employees and other key contributors of the Company, our board of directors approved a one-time stock option repricing (the “Option Repricing”).
Pursuant to the Option Repricing, the exercise price of all of the below stock options to purchase shares of the Company’s common stock previously granted under our 2017 Equity Incentive Plan, 2018 Equity Incentive Plan and 2021 Equity Incentive Plan (the “Repriced Options”) will be amended as of April 4, 2023 (the “Effective Date”) to reduce the exercise prices of such options to a price equal to or greater than the closing price per share of the Company’s common stock on The Nasdaq Stock Market on the Effective Date (the “Nasdaq Market Price”), on the terms described below; provided, however, that if the closing price per share on the Effective Date is less than $0.40, the Nasdaq Market Price will be deemed to be $0.40 for purposes of the Option Repricing:

Repriced Options	Terms of Repriced Options vested or vesting within six months following the Effective Date	Terms of Repriced Options vesting more than six months following the Effective Date
All options held by employees other than our executive officers, in good standing on the Effective Date	The Option Repricing exercise price will be equal to 2.5 times the Nasdaq Market Price	The Option Repricing exercise price will be equal to the Nasdaq Market Price
All options held by our current executive officers and 100,000 options held by Jerome Zeldis, our former EVP and Head of Research & Development	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price	The Option Repricing exercise price will be equal to 2.0 times the Nasdaq Market Price
All options held by our directors	The Option Repricing exercise price will be equal to 4.0 times the Nasdaq Market Price	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price
The Repriced Options include the following options held by our President and Chief Executive Officer, our Chief Financial Officer and our other named executive officer.

Name and Position	Number of Shares Underlying Repriced Options	Weighted Average Exercise Price of Repriced Options ($)
Kristi Jones, President and Chief Executive Officer	691,144	$5.52
John Trainer, Chief Financial Officer	210,036	$6.45
Jerome Zeldis, former EVP and Head of Research & Development	431,116	$14.63
The Company does not expect that the Option Repricing will have a material impact on its statement of operations.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
The following table provides information regarding our executive officers and directors as of March 1, 2023:

Name	Age	Position
Executive Officers:
Kristi Jones	59	President, Chief Executive Officer and Director
John Trainer, M.B.A.	49	Chief Financial Officer
Jerome (Jerry) Zeldis, M.D., Ph.D.	72	Executive Vice President of Research and Development
Robert (Bob) Knight, M.D.	72	Chief Medical Officer
Mathias Oelke, Ph.D.	55	Chief Science Officer

Non-Employee Directors:
Sol J. Barer, Ph.D.(2)(3)	75	Chairman of the Board of Directors
Alan S. Roemer, M.B.A., M.P.H.(1)	53	Director
Tim Bertram, Ph.D.(1)(2)	67	Director
Paul D’Angio, R.P.H., M.S.J.(1)(2)	64	Director
Zhengbin (Bing) Yao, Ph.D.(3)	57	Director
Grant Verstandig(3)	33	Director
Leena Gandhi, M.D., Ph.D.	52	Director
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Governance Committee.
Executive Officers
Kristi Jones has served as our President and Chief Executive Officer and as a member of our board of directors since February 2022. She served as our Chief Operating Officer from March 2018 to February 2022, our Chief Business Officer from June 2017 to March 2018, and as a consultant to the Company from September 2015 to February 2017. Prior to joining us, from 2013 to 2015, Ms. Jones served as Vice President of Portfolio Strategy at AstraZeneca. From November 2011 to July 2013 she served as Vice President of Global Strategic Marketing at MedImmune. Prior to that, Ms. Jones held multiple leadership roles with increasing responsibility at Genentech where she worked for 16 years, including Head of Immunology and Ophthalmology Global Product Strategy, Life Cycle Lead and Franchise Management. Ms. Jones has held roles in Strategy, Business Development, Commercial Operations, Managed Care, Marketing and Sales. Ms. Jones serves on the Life Science Panel for Springboard Enterprises focused on start-up companies led by women and on the Cell Therapy Committee for the Alliance of Regenerative Medicine. Ms. Jones received her Pharmacy degree from the University of Texas, College of Pharmacy and her B.S. in Biology from Texas Tech University. We believe that Ms. Jones’ qualifications to serve on the board of directors include her extensive executive leadership in the life sciences industry and her knowledge of our business, having previously served in several senior positions with the company.
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
Mathias Oelke, Ph.D. has served as our Chief Scientific Officer since April 2022. Dr. Oelke has more than 20 years of research experience in cancer immunotherapy and has a long-standing track record of developing methods for antigen-specific stimulation of T cells for therapeutic use. Prior to his promotion, he served as Senior Vice President, Preclinical Immunotherapy and Head of Cell Biology of NexImmune since 2017. Dr. Oelke has numerous peer-reviewed publications and is a co-inventor on more than 25 patents and patent applications describing NexImmune’s proprietary aAPC technology, with additional pending patent applications in related fields of cancer immunotherapy. Previously, he was a member of the faculty at the Johns Hopkins University for over 11 years. Dr. Oelke, who is a chemist by training, received his Ph.D. in Biology from University of Freiburg, where he first became interested in the critical role of antigen presenting cells and their use in immunotherapy.
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
Alan S. Roemer, M.B.A., M.P.H. has served as a member of our board of directors since February 2017 and served as chair of our board of directors from December 2017 to November 2019. He has served as chair and a member of the board of directors of IN8bio, Inc., a public biotechnology company, since September 2020; chair and a member of the board of directors of UTILITY therapeutics Ltd., a private biotechnology company, since March 2020; a member of the board of directors of Bit.Bio Ltd., a private synthetic biology company, since August 2021; and a member of the board of trustees of the Helene Fuld College of Nursing since June 2014. Mr. Roemer was a founding leadership team member and senior vice president of Roivant Sciences, Inc., a private biopharmaceutical company, from the company’s inception May 2014 to August 2019, where he held various senior management roles responsible for finance, operations and corporate development. From March 2015 to August 2015, he also served as principal financial and accounting officer of Axovant Sciences Ltd., a public biopharmaceutical company, and a founding leadership team member and chief financial officer of its wholly owned subsidiary, Axovant Sciences, Inc. Prior to Roivant and Axovant, Mr. Roemer served in various executive roles, including managing director of the Trout Group LLC and Trout Capital LLC from 2009 to 2014, chief financial officer and treasurer of Zelos Therapeutics, Inc. from 2008 to 2009, and vice president of Pharmasset, Inc. 1999 to 2008, which was subsequently acquired by Gilead Sciences, Inc. Mr. Roemer has also served as a member of the board of directors of Envisagenics, Inc., a private artificial intelligence company, from September 2021 to February 2023, and as a member of the board of directors of SomPharmaceuticals SA, a private biopharmaceutical company, from August 2012 to May 2016, until its acquisition by Amryt Pharma plc. Mr. Roemer received a B.S. in Business Administration from Georgetown University and his MBA and MPH degrees from Emory University’s Goizueta Business School and Rollins School of Public Health. We believe that Mr. Roemer’s qualifications to serve on our board include significant executive and board leadership experience in the biopharmaceutical industry.
Tim Bertram, Ph.D. has served as a member of our board of directors since January 2017. Dr. Bertram currently serves as Chief Executive Officer and board member of ProKidney. Since May 2016, Dr. Bertram served as Chief Executive Officer and as a member of the board of directors of inRegen, a clinical-stage cellular therapeutics company focused on the treatment of chronic renal disease. Mr. Bertram also is a member of the board of directors of Twin City Bio LLC, a contract development and manufacturing service for pharmaceutical and biotech companies focused on cell-based therapies. Prior to that, he served as Chief Executive Officer of RegenMed Therapeutics. He served as Chief Scientific Officer of Tengion Inc. from 2004 to 2014 after serving as President of Research and Development where he brought four cell-based therapeutic products from discovery through Phase 2 clinical development. Dr. Bertram was involved in the development and registration of eight medical products while serving as a senior executive at Pfizer Inc., SmithKline Beecham Pharmaceuticals, and The Procter & Gamble Company. He was a faculty member at the University of Illinois, and a visiting scientist at the National Institutes of Health. Tengion Inc. filed a voluntary chapter 7 bankruptcy petition in December 2014. Dr. Bertram received his D.V.M. and Ph.D. in Cellular Pathology from Iowa State University and was board certified in Veterinary Pathology in 1984. We believe that Dr. Bertram’s qualifications to serve on our board of directors include his leadership experience in drug development at public and private biotechnology companies, along with his leadership in the innovation of cellular therapeutics.
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
Grant Verstandig has served as a member of our board of directors since January 2021. Mr. Verstandig is a Co-Founder and has served as the Chairman of Red Cell Partners, an investment and incubation firm that backs, builds, and scales early stage technology-led companies in the healthcare and national security sectors since October 2020. Mr. Verstandig was the founder and served as the CEO of Rally Health, Inc., a consumer centric digital health company acquired by UnitedHealth Group from April 2009 to July 2021. He has also served as the Executive Chairman of Epirus, a venture-backed directed energy company that creates counter-UAS systems and power management solutions for multiple applications from since November 2022 and served as Executive Chairman from June 2018 to April 2022 and later co-founded Spycraft Entertainment, a content and entertainment production company focused on intelligence and military operations, in June 2018. Mr. Verstandig has also served on the National Council for the American Enterprise Institute since April 2016 and is a founding member of the Greater Washington Partnership where he has been a director since January 2017. Mr. Verstandig has served as an advisor to several organizations in the health, defense, foreign policy and intelligence spaces, and has served as a senior advisor to the National Security Agency on advanced analytics, technology and artificial intelligence since 2017. Mr. Verstandig attended Brown

University. We believe that Mr. Verstandig’s qualifications to serve on our board of directors include his healthcare industry experience, along with his leadership in the innovation of technology-enabled health services.
Leena Gandhi has served as a member of our board of directors since May 2022. Dr. Gandhi has served as the Chief Medical Officer of NextPoint Therapeutics since January 2023. She has served as Director of the Center for Cancer Therapeutic Innovation at the Dana-Farber Cancer Institute from June 2020 until January 2023; and previously served and prior to that as Vice President of Immuno-Oncology Development at Eli Lilly from June 2018 to May 2020, where she led the development of novel immune-oncology agents across cancer types. From June 2016 to June 2018, Dr. Gandhi served as the Director of Thoracic Medical Oncology at New York University where she focused her research on novel drug development and biomarkers for selection in lung cancer with a particular focus on immuno-oncology. Dr. Gandhi received her Ph.D. from the University of California, Berkeley, and her M.D. from New York University, and her B.S. from the University of Utah, Salt Lake City. Dr. Gandhi completed her postgraduate training at Massachusetts General Hospital in addition to Dana-Farber Cancer Institute in Boston, where she was later a clinical fellow and faculty member in the Thoracic Oncology program. Dr. Gandhi’s qualifications to serve on the board of directors include her significant experience as a clinical investigator and medical professional and her insight and expertise with respect to clinical trials and drug development.
Board Composition
As of March 1, 2023, our board of directors consisted of eight members, all of whom are members pursuant to the board composition provisions of our existing sixth amended and restated certificate of incorporation. Our board of directors may consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. We have no formal policy regarding board diversity. Our board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape and professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. Our sixth amended and restated certificate of incorporation and amended and restated by-laws provides that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.
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
Staggered Board
Our board of directors is divided into three staggered classes of directors of the same or nearly the same number, and each is assigned to one of the three classes. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2022 for Class I directors, 2023 for Class II directors, and 2024 for Class III directors:
•our Class I directors are Mr. D’Angio and Dr. Zhengbin (Bing) Yao;

•our Class II directors are Mr. Roemer, Dr. Bertram and Mr. Verstandig; and
•our Class III directors are Dr. Barer, Ms. Jones and Dr. Gandhi.
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
Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis during the year ended December 31, 2022.

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

Item 11. Executive Compensation.
Summary Compensation Table
The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2022 and 2021 to our Chief Executive Officer and President, our two next most highly compensated executive officers and our Chief Financial Officer, each of whom earned more than $100,000 during the fiscal years ended December 31, 2022 and 2021, and was serving as an executive officer as of such date.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Kristi Jones	2022	511,824	148,800	1,471,843	19,819	2,152,286
President and Chief Executive Officer	2021	362,797	142,898	984,491	15,171	1,505,357
Scott Carmer	2022	219,016	—	—	2,446	221,463
President and Chief Executive Officer	2021	509,210	195,700	3,587,386	9,043	4,301,339
John Trainer	2022	384,292	146,000	285,068	15,842	831,202
Chief Financial Officer	2021	362,000	138,000	338,897	14,670	853,567
Jerome Zeldis (4)	2022	398,927	173,250	234,586	46,022	852,785
EVP, Head of Research & Development	2021	396,017	—	3,935,874	9,773	4,341,664
Mathias Oelke (6)	2022	352,713	115,500	232,465	35,594	736,272
Chief Science Officer
(1)The amount represents Bonuses earned for 2021 and 2020 then paid in 2022 and 2021, respectively.
(2)These amounts represent the aggregate grant date fair value for option granted and RSUs awarded during the fiscal years ended December 31, 2022 and 2021, computed in accordance with FASB ASC Topic 718.
(3)The amounts in this column include our 401(k) match contribution for each named executive officer, medical insurance for Mr. Zeldis, and life insurance premium paid for Mr. Oelke.
(4)Mr. Zeldis joined the Company in 2021. On March 23, 2023, Mr. Zeldis resigned as EVP, Head of Research & Development effective as of March 31, 2023 and has agreed to act as a consultant to the Company effective as of April 1, 2023.
(5)Mr. Carmer resigned as President and Chief Executive Officer and as a director of the Company effective as of February 12, 2022.
(6)Mr. Oelke was appointed Chief Science Officer in April 2022.
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

Annual Cash Bonus Opportunities
Under our annual bonus program for 2022, each named executive officer was eligible to be considered for an annual bonus based by our compensation committee assessment of our performance in 2021. Each named executive officer was assigned a target bonus expressed as a percentage of their base salary, which was 50% for Ms. Jones, 45% for Mr. Zeldis, 40% for Mr. Trainer and Mr. Oelke. These may be adjusted for company performance for the year based on an assessment by the compensation committee. Our board of directors approved performance bonuses for the named executive officers as reflected in the column of the Summary Compensation Table above entitled “Bonus.”
On November 11, 2022, the board approved a modification to the annual bonus program for 2022, whereby each employee was guaranteed a bonus payout in the amount of 70% of their target bonus for the fiscal year 2022. The board also approved a modification and bifurcation of the annual bonus program for 2023, including a guaranteed payout in the amount of 70% of each target bonus in the first half of fiscal year 2023.
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
Kristi Jones
We entered into an employment agreement dated as of March 8, 2022 with Ms. Jones with respect to her service as our President and Chief Executive Officer. Under the terms of the agreement, Ms. Jones will receive an annual base salary of $538,000, subject to increase by our board of directors in its discretion. Ms. Jones is also eligible to receive an annual cash bonus with a target of fifty percent (50%) of her annual salary over the time period covered by the bonus in the sole discretion of our board of directors and based on such factors that our board of directors deems appropriate. Ms. Jones is also eligible to participate in our equity incentive plans and received on April 5, 2022, an option to acquire up to 456,000 shares of our common stock under the 2021 Plan at an exercise price equal to the Fair Market Value (as defined in the 2021 Plan) of a share of the Company’s Common Stock on the grant determined in accordance with the terms of the 2021 Plan. 25% of the shares subject to the new option will vest on the first anniversary of the grant date and the remaining shares will vest in equal monthly installments over the next 36 months. Ms. Jones is also entitled to participate in our health insurance and other employee benefit plans and to receive reimbursement for business expenses and up to $15,000 of attorney’s fees incurred in connection with the negotiation of her employment agreement.
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
For the 2022 fiscal year, Ms. Jones was paid an annual bonus of $148,800, and was also granted options to purchase 456,000 shares of our common stock. For the 2021 fiscal year, Ms. Jones was paid an annual bonus of $142,898 and was also granted options to purchase 84,207 shares of our common stock. Ms. Jones’s 2022 and 2021 options grant is subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining three years, subject to Ms. Jones’s continued service through each vesting date.
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
For the 2022 fiscal year, Mr. Trainer was paid an annual bonus of $146,000, and was also granted options to purchase 78,100 shares of our common stock. For the 2021 fiscal year, Mr. Trainer was paid an annual bonus of $138,000, and was granted options to purchase 28,987 shares of our common stock. The options granted to Mr. Trainer are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining three years, subject to Mr. Trainer’s continued service through each vesting date.
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
For the 2022 fiscal year, Mr. Zeldis was paid an annual bonus of $173,250, and was also granted options to purchase 80,100 shares of our common stock. For the 2021 fiscal year, Mr. Zeldis was granted options to purchase 351,016 shares of our common stock. The options granted to Mr. Zeldis are subject to a two-year vesting schedule, with 50% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining one year, subject to Mr. Zeldis’s continued service through each vesting date.
Mathias Oelke
We entered into an employment agreement dated as of April 5, 2022, and subsequently amended as of August 11, 2022, with Mr. Oelke with respect to his service as our Chief Scientific Officer. Under the terms of the agreement, Mr. Oelke was entitled to an initial annual base salary of $360,400, subject to increase by our board of directors. Mr. Oelke was entitled to receive options to purchase 60,000 shares of our common stock. Pursuant to the terms of the agreement, Mr. Oelke is also entitled to receive an annual cash bonus of up to 40% of his then-current base salary in the sole discretion of our board of directors and based on such factors that our board of directors deems appropriate. Mr. Oelke is also eligible to participate in our equity incentive plans and is entitled to participate in our health insurance and other employee benefit plans to receive reimbursement for business expenses, and to receive a reimbursement for a personal life insurance policy premium of up to $20,000 per year.
Mr. Oelke’s employment agreement provides that in the event that (1) Mr. Oelke’s employment is terminated other than for cause, (2) Mr. Oelke’s terminates his own employment as a result of a material breach of his employment agreement by the Company, including any material diminution in the nature or scope of Mr. Knight’s authorities, powers, functions, duties or responsibilities, following a cure period (a “Constructive Termination”), he is entitled to receive the following severance benefits: (i) a severance payment equal to 12 months of his then-current salary paid in installments; (ii) a severance payment equal to the ProRata Bonus (as defined in the employment agreement); and (iii) eligibility for at least 18 months of healthcare coverage through COBRA. If Mr. Oelke’s employment is terminated other than for cause or Mr. Oelke terminates his own employment as a “Constructive Termination” in connection with the closing of a Change in Control (as defined in the employment agreement) or during the 12 month period following such closing, he is entitled to receive, in addition to the aforementioned benefits, accelerated vesting and exercisability of then-unvested portion of the outstanding option awards along with any other restricted stock, stock options or other equity subject to forfeiture or rights of repurchase held by Mr. Oelke. These severance benefits are conditioned upon Mr. Oelke’s execution of a release of claims in favor of the Company. On any termination of Mr. Oelke’s employment, including due to his death or disability, him or his beneficiary is entitled to payment of all accrued and unpaid base salary, any earned but unpaid bonus, payment for all accrued but unused vacation time for the then-current annual period, and all unreimbursed business expenses incurred through the date of termination. In the event of termination of his employment due to death or disability, him or his beneficiary, or if no such person is designated, her estate or personal representative, is also entitled to the ProRata Bonus (as defined in the employment agreement).
For the 2022 fiscal year, Mr. Oelke was paid an annual bonus of $115,500, and was also granted options to purchase 60,000 shares of our common stock. The options granted to Mr. Oelke are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining three years, subject to Mr. Oelke’s continued service through each vesting date.

Outstanding Equity Awards at 2022 Fiscal Year-End
The following table shows grants of stock options outstanding on the last day of the year ended December 31, 2022 to each of the executive officers named in the Summary Compensation Table.

	Option Grants				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Awards: Number of Unearned Units or Other Rights That Have Not Vested	Market Value of Unearned Shares, Units or Other Rights That Have Not Vested (3)
Kristi Jones	15,743	—	$2.42	03/02/2027
	88,156	—	$2.58	07/30/2028
	3,715	—	$2.58	09/24/2028
	24,499	—	$4.31	03/18/2029
	16,471	2,353	$4.31	06/17/2029
	38,594	45,613	$17.00	02/10/2031
	—	456,000	$4.22	04/04/2032
					296,700	$71,208
Scott Carmer (1)	—	—	—

John Trainer	58,337	44,612	$5.17	03/04/2030
	13,285	15,702	$17.00	02/10/2031
	—	78,100	$4.22	04/04/2032
					125,200	$30,048
Jerome Zeldis (2)	336,390	14,626	$17.00	02/10/2031
	—	80,100	$4.22	04/04/2032

Mathias Oelke	47,379	—	$2.42	03/02/2027
	15,793	—	$2.42	03/02/2027
	115,051	—	$2.58	07/30/2028
	4,755	—	$2.58	09/24/2028
	31,948	—	$4.31	03/18/2029
	9,123	10,782	$17.00	02/10/2031
	—	60,000	$4.22	04/04/2032
					126,100	$30,264
_____________
(1)     Mr. Carmer resigned as President and Chief Executive Officer and as a director of the Company effective as of February 12, 2022.
(2)    On March 23, 2023 Mr. Zeldis resigned as EVP, Head of Research & Development effective as of March 31, 2023 and has agreed to act as as consultant to the Company effective as of April 1, 2023.
(3)    The market values of RSUs and restricted stock are determined by multiplying the number of shares by $0.24, the closing price of our common stock on the NASDAQ on December 30, 2022.
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

Director Compensation
The following table sets forth the total compensation paid during the fiscal year ended December 31, 2022 to each of our directors, other than Mr. Carmer and Ms. Jones who did not receive compensation for their service as a director.

Name	Total
Sol J. Barer, Ph.D.	$102,000
Alan S. Roemer, M.B.A., M.P.H.	62,500
Tim Bertram, Ph.D.	57,500
Paul D’Angio, R.P.H., M.S.J.	62,500
Zhengbin (Bing) Yao, Ph.D.	64,000
Grant Verstandig	44,000
Leena Gandhi	26,154
The following table shows the aggregate grant date fair value for option awards granted during the fiscal year ended December 31, 2022, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 3 to our financial statements for the fiscal year ended December 31, 2022 included elsewhere in this Annual Report.

Name	Grant Date Fair Value	Number of Stock Options Held at Fiscal Year-End
Sol J. Barer, Ph.D.	$77,680.00	61,678
Alan S. Roemer, M.B.A., M.P.H.	77,680.00	61,678
Tim Bertram, Ph.D.	77,680.00	61,678
Paul D’Angio, R.P.H., M.S.J.	77,680.00	61,678
Zhengbin (Bing) Yao, Ph.D.	77,680.00	61,678
Grant Verstandig	77,680.00	61,678
Leena Gandhi	171,038.00	80,947

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
Equity awards for non-employee directors will consist of consist of an annual equity award consisting of options to purchase 61,678 shares of common stock annual, vesting 12 months after the grant date.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2023, for (a) the executive officers named in the Summary Compensation Table on page 113 of this filing on Form 10K, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2023, pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 26,078,451 shares of common stock outstanding on March 1, 2023.

	Shares Beneficially Owned
Name and Address**	Number	Percent
More than 5% stockholders:
B&S NexImmune Holdco LLC and Joshua Barer (1)	1,884,590	7.2%
Louise Brady (2)	1,563,124	6.0%
Robert E. Long Jr. (3)	1,510,664	5.8%
Piedmont Capital Partners LLC (4)	1,381,938	5.3%
Directors and executive officers:
Sol J. Barer, Ph.D.(5)	1,992,826	7.2%
Alan S. Roemer, M.B.A., M.P.H. (6)	232,175	*
Tim Bertram, Ph.D. (7)	123,511	*
Paul D’Angio, R.P.H., M.S.J. (8)	73,159	*
Zhengbin (Bing) Yao, Ph.D. (9)	45,312	*
Grant Verstandig (10)	1,133,731	4.1%
Leena Gandhi, M.D., Ph.D. (11)	24,733	*
Kristi Jones (12)	382,842	1.4%
John Trainer, M.B.A.(13)	165,627	*
Jerome Zeldis, M.D., Ph.D. (14)	376,923	1.4%
Robert Knight, M.D. (15)	130,467	*
Mathias Oelke, Ph.D. (16)	248,630	1.0%
All directors and current executive officers as a group (12) persons	4,929,936	17.8%
_______________
*    Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
**    Unless otherwise indicated, the address for each beneficial owner listed is c/o NexImmune, Inc., 9119 Gaither Road, Gaithersburg, MD 20877.
(1)Consists of (a) 1,538,013 shares of our common stock held by B&S NexImmune Holdco, LLC, and (b) 346,577 shares of our common stock Joshua Barer. Joshua Barer is the sole manager of B&S NexImmune Holdco LLC and has sole voting and dispositive control over the shares held by B&S NexImmune Holdco LLC. Mr. Barer may be considered the beneficial owner of the shares held by B&S NexImmune Holdco LLC and disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Sol J. Barer, Ph.D., one of our directors and the father of Joshua Barer, is a member of Barer & Son Capital, LLC, which is a member of B&S NexImmune Holdco LLC, but Sol J. Barer, Ph.D. does not have voting or dispositive control over the shares held by B&S NexImmune Holdco LLC. The principal business address of B&S NexImmune Holdco LLC and Mr. Barer is 2 Barer Lane, Mendham, New Jersey 07945.
(2)Consists of 1,563,124 shares of common stock owned by Ms. Brady.
(3)Consists of 1,510,664 shares of common stock owned by Mr.. Long.
(4)Piedmont Capital Partners, LLC, a North Carolina limited liability company, has the right to receive dividends from, and the proceeds from the sale of, 1,381,938 shares of the common stock of the issuer over which Louise F. Brady has sole voting power. Piedmont Capital Partners, LLC, a North Carolina limited liability company, has the right to receive dividends from, and the proceeds from the sale of, 1,381,938 shares of the common stock of the issuer over which Robert E. Long, Jr. has the sole power of disposition. The principal business address of Piedmont Capital Partners, LLC is 300 North Greene Street, Suite 1750, Greensboro, North Carolina 27401. This information is based solely on a Schedule 13G filed by Louise F. Brady and Robert E. Long Jr. with the SEC on February 22, 2022 and February 14, 2022, respectively, which reported ownership as of December 31, 2021.
(5)Consists of 1,817,814 shares of common stock and 175,012 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Dr. Barer. Does not include the securities held by B&S NexImmune Holdco LLC discussed in footnote 1, as Dr. Barer has no voting or dispositive control over such securities.
(6)Consists of 195,641 shares of common stock and 34,605 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Mr. Roemer. Does not include the securities held by the Alan S. Roemer 2015 Family Trust, as Mr. Roemer has no voting or dispositive control over such securities.
(7)Consists of 78,199 shares of common stock and 45,312 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Dr. Bertram.

(8)Consists of of 27,847 shares of common stock and 45,312shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Mr. D’Angio.
(9)Consists of 12,634 shares of common stock and 32,678 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Dr. Yao.
(10)Consists of 1,105,495 shares of common stock and 28,236 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Mr. Verstandig.
(11)Consists of 24,733 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Ms. Gandhi.
(12)Consists of 73,078 shares of common stock and 309,764 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Ms. Jones.
(13)Consists of 61,769 shares of common stock and 103,858 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Mr. Trainer.
(14)Consists of 5,882 shares of common stock and 371,041 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Dr. Zeldis.
(15)Consists of 130,467 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Dr. Knight.
(16)Consists of 7,923 shares of common stock and 225,707 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Mr. Oelke.
Securities Authorized for Issuance under Equity Incentive Plans
Equity Compensation Plan Information
The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of March 1, 2023.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	291,742	(1)	$2.43	—	(2)
Equity compensation plans approved by security holders(3)	869,095	(3)	$3.87	—	(4)
Equity compensation plans approved by Security holders(4)	4,259,140	(5)	$9.04	1,439,424	(6)
Equity compensation plans not approved by security holders	—		—	—
Total	5,419,977		$7.37	1,439,424
(1)Consist of options to purchase 291,742 shares of our common stock outstanding under 2017 Equity Incentive Plan as of March 1, 2023.
(2)No additional stock awards will be granted under the 2017 Plan and the shares remaining available for the grant of future stock awards under the 2017 Plan, are available for the grant of stock awards under the 2021 Plan.
(3)Consist of options to purchase 869,095 shares of our common stock outstanding under the 2018 Equity Incentive Plan as of March 1, 2023.
(4)No additional stock awards will be granted under the 2018 Plan and the shares remaining available for the grant of future stock awards under the 2018 Plan, are available for the grant of stock awards under the 2021 Plan.
(5)Consist of options to purchase 2,701,140 shares of our common stock outstanding and the right to receive 1,558,000 RSUs of common stock under the 2021 Equity Incentive plan as of March 1, 2023.
(6)Represents shares of common stock reserved for issuance upon the exercise of options granted or RSUs awarded under the 2021 Plan as of March 1, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Our Audit committee reviews and approves in advance all related-party transactions. In addition to the director and executive officer compensation arrangements discussed above in “Executive Officer and Director Compensation,” during the fiscal year ended December 31, 2022, we have engaged in the following transactions in which the amount involved exceeded $120,000 and in which any director, executive officer or holder of more than 5% of our voting securities, whom we refer to as our principal stockholders, or affiliates or immediately family members of our directors, executive officers and principal stockholders, had or will have a material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.
Agreements with Stockholders
Amended and Restated Investors’ Rights Agreement
We entered into a Second Amended and Restated Investors’ Rights Agreement, dated as of November 27, 2019, or the Investors’ Rights Agreement, with certain holders of our capital stock. With the completion of the IPO, the holders of 10,144,041 shares of our common stock, including shares issued upon the automatic conversion of our convertible preferred stock, or their permitted transferees, which we refer to as our registrable securities, are entitled to rights with respect to the registration of these securities under the Securities Act. These shares also may be sold under Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates.
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
Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional audit services rendered by Ernst & Young LLP for the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees (1)	$800,383	$1,251,449
All other fees	2,000	—
Total	$802,383	$1,251,449
____________
(1)Audit fees relate to professional services rendered in connection with the audit of NexImmune’s annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings, including fees related to our initial public offering, registration statement filings and consents, comfort letters. There were no audit-related, tax or other fees incurred for the years ended December 31, 2022 and 2021.
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
(b) Exhibit Index.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

3.1	Form of Sixth Amended and Restated Certificate of Incorporation.		8-K	02/18/21	001-40045

3.2	Restated Bylaws of NexImmune, Inc.		8-K	02/18/21	001-40045

4.1	Form of Common Stock Certificate.		S-1/A	02/08/21	333-252220

4.2	Second Amended and Restated Investors’ Rights Agreement, by and between the Company and the stockholders of the Company listed therein, dated November 27, 2019.		S-1/A	02/08/21	333-252220

4.3	Form of Convertible Promissory Note, as amended.		S-1/A	02/08/21	333-252220

4.4	Description of Securities.		10-K	03/31/21	001-40045

10.1	Form of Indemnification Agreement.		S-1/A	02/08/21	333-252220

10.2.1+	2017 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.2.2+	Form of Stock Option Agreement under the 2017 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.3.1+	2018 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.3.2+	Form of Stock Option Agreement under the 2018 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.4.1+	2021 Equity Incentive Plan.		S-1/A	02/08/21	333-252220

10.4.2+	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.		S-1/A	02/08/21	333-252220

10.5+	Employment Agreement, by and between the Company and Scott Carmer, dated February 3, 2021.		S-1/A	02/08/21	333-252220

10.6+	Employment Agreement, by and between the Company and John Trainer, M.B.A., dated January 6, 2020.		S-1/A	02/08/21	333-252220

10.7.1+	Employment Agreement, by and between the Company and Jerome Zeldis, M.D., Ph.D., dated January 4, 2021.		S-1/A	02/08/21	333-252220

10.7.2+#	Consultation Agreement, by and between the Company and Jerome Zeldis, M.D., Ph.D., dated March 23, 2023	X	10-K

10.8.1+	Employment Agreement, by and between the Company and Kristi Jones, dated February 27, 2017.		S-1/A	02/08/21	333-252220

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.8.2+	Employment Agreement, by and between the Company and Kristi Jones, dated March 8, 2022.		10-K	03/09/22	001-40045

10.9+	Employment Agreement, by and between the Company and Robert Knight, M.D., dated January 6, 2021.		10-Q	05/17/21	001-40045

10.10+	Non-Employee Director Compensation Policy.		S-1/A	02/08/21	333-252220

10.11#	Amended and Restated Exclusive License Agreement, by and between the Johns Hopkins University and the Company, dated June 21, 2011.		S-1	01/19/21	333-252220

10.12	Lease Agreement, by and between the Company and W. M. Rickman Construction Co., LLC, dated June 30, 2017.		S-1	01/19/21	333-252220

10.13	Sublease Agreement, by and between the Company and Modavar Pharmaceuticals LLC, dated December 11, 2017.		S-1	01/19/21	333-252220

10.14	Joint Research Agreement, by and between Zephyr AI, Inc. and NexImmune, Inc., dated March 16, 2022		10-Q	05/12/22	001-40045

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
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

NEXIMMUNE, INC.

Date: March 28, 2023	By:	/s/ Kristi Jones
Kristi Jones, R.P.H.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristi Jones	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2023
Kristi Jones, R.P.H.

/s/ John Trainer	Chief Financial Officer (principal accounting officer and principal financial officer)	March 28, 2023
John Trainer, M.B.A.

/s/ Sol J. Barer	Chairman of the Board of Directors	March 28, 2023
Sol J. Barer, Ph.D.

/s/ Alan S. Roemer	Director	March 28, 2023
Alan S. Roemer, M.B.A., M.P.H.

/s/ Tim Bertram	Director	March 28, 2023
Tim Bertram, Ph.D.

/s/ Paul D’Angio	Director	March 28, 2023
Paul D’Angio, R.P.H., M.S.J.

/s/ Zhengbin (Bing) Yao	Director	March 28, 2023
Zhengbin (Bing) Yao, Ph.D.

/s/ Grant Verstandig	Director	March 28, 2023
Grant Verstandig

/s/ Leena Gandhi	Director	March 28, 2023
Leena Gandhi, M.D., Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of NexImmune, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of NexImmune, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Tysons, Virginia
March 28, 2023

NEXIMMUNE, INC.
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$34,642,340	$30,326,352
Available-for-sale marketable securities	—	51,491,942
Restricted cash	55,000	67,500
Prepaid expenses and other current assets	2,671,411	4,394,916
Total current assets	37,368,751	86,280,710
Property and equipment, net	4,459,071	4,427,307
Operating lease right-of-use assets, net	967,032	—
Other non-current assets	264,970	324,099
Total assets	$43,059,824	$91,032,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,377,374	$1,045,159
Accrued expenses	7,357,153	6,170,709
Operating lease liabilities, current	599,047	—
Total current liabilities	10,333,574	7,215,868
Operating lease liabilities, non-current	425,766	—
Deferred rent, net of current portion	—	55,581
Total liabilities	10,759,340	7,271,449
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.0001 par value, 250,000,000 shares authorized as of December 31, 2022 and 2021, 26,078,451 and 22,828,904 issued and outstanding as of December 31, 2022 and 2021	2,608	2,283
Additional paid-in-capital	222,547,530	211,498,827
Accumulated deficit	(190,249,654)	(127,743,455)
Accumulated other comprehensive income	—	3,012
Total stockholders’ equity	32,300,484	83,760,667
Total liabilities and stockholders’ equity	$43,059,824	$91,032,116

The accompanying notes are an integral part of these financial statements

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$47,148,450	$37,456,350
General and administrative	15,934,439	15,799,432
Total operating expenses	63,082,889	53,255,782
Loss from operations	(63,082,889)	(53,255,782)
Other income (expense):
Interest income	664,372	52,511
Change in fair value of derivative liabilities	—	2,424,877
Gain on extinguishment of debt	—	843,619
Interest expense	—	(905,326)
Other expense	(87,682)	(61,407)
Other income	576,690	2,354,274
Net loss	(62,506,199)	(50,901,508)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	(377,562)
Net loss available to common stockholders’	$(62,506,199)	$(51,279,070)
Basic and diluted net loss available to common stockholders per common share	$(2.60)	$(2.54)
Basic and diluted weighted-average number of common shares outstanding	24,059,104	20,186,127
STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2022	2021
Net loss	$(62,506,199)	$(50,901,508)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(3,012)	3,012
Comprehensive loss	$(62,509,211)	$(50,898,496)

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022 and 2021

	Redeemable Convertible Preferred Stock						Stockholders’ Equity
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	121,735,303	$35,047,435	22,047,361	$7,685,865	31,209,734	$10,887,449	1,256,609	$126	$8,206,938	$(77,582,005)	$—	$(69,374,941)
Cumulative effect of adoption of accounting standard	—	—	—	—	—	—	—	—	(2,277,332)	740,058		(1,537,274)
Issuance of Series A redeemable preferred stock upon exercise of warrants	145,000	1,450	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(121,880,303)	(35,048,885)	(22,047,361)	(7,685,865)	(31,209,734)	(10,887,449)	10,144,041	1,014	53,621,185	—	—	53,622,199
Conversion of convertible debt into common stock	—	—	—	—	—	—	3,669,010	367	30,251,689	—	—	30,252,056
Issuance of common stock in connection with the initial public offering. net of transaction costs	—	—	—	—	—	—	7,441,650	744	114,550,571	—	—	114,551,315
Exercise of stock options	—	—	—	—	—	—	314,698	32	1,165,992	—	—	1,166,024
Exercise of warrants	—	—	—	—	—	—	2,896	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,979,784	—	—	5,979,784
Unrealized gain on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	3,012	3,012
Net loss	—	—	—	—	—	—	—	—	—	(50,901,508)	—	(50,901,508)
Balance at December 31, 2021	—	$—	—	$—	—	—	22,828,904	$2,283	$211,498,827	$(127,743,455)	$3,012	$83,760,667

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022 and 2021 (Continued)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity
	Series A		Series A-2		Series A-3		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	—	$—	—	—	22,828,904	$2,283	$211,498,827	$(127,743,455)	$3,012	$83,760,667
Issuance of common stock from "at-the-market" offering facility, net of transaction costs	—	—	—	—	—	—	3,184,900	319	5,145,090	—	—	5,145,409
Exercise of stock options	—	—	—	—	—	—	12,890	1	33,254	—	—	33,255
Cashless exercise of options for common stock							51,757	5	(5)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,870,364	—	—	5,870,364
Unrealized loss on marketable available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(3,012)	(3,012)
Net loss	—	—	—	—	—	—	—	—	—	(62,506,199)	—	(62,506,199)
Balance at December 31, 2022	—	$—	—	$—	—	$—	26,078,451	$2,608	$222,547,530	$(190,249,654)	$—	$32,300,484

The accompanying notes are an integral part of these financial statements

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(62,506,199)	$(50,901,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	994,792	870,285
Accretion income on available-for-sale marketable securities, net	(1,131)	(32,065)
Loss on asset disposal	21,264	8,440
Stock-based compensation	5,870,364	5,979,784
Non-cash lease expense	500,553	—
Non-cash interest expense	—	903,919
Change in fair value of derivative liability	—	(2,424,877)
Gain on extinguishment of debt	—	(843,619)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,723,506	(2,053,690)
Other non-current assets	59,129	(300,726)
Accounts payable	1,387,057	(1,002,896)
Accrued expenses and other	1,258,098	4,011,882
Operating lease liabilities	(498,353)	—
Net cash used in operating activities	(51,190,920)	(45,785,071)
Cash flows from investing activities
Purchase of property and equipment	(1,255,116)	(2,350,416)
Proceeds from disposal of equipment	80,800	—
Purchases of available-for-sale marketable securities	(21,509,940)	(90,456,865)
Proceeds from maturities of available-for-sale marketable securities	71,500,000	39,000,000
Proceeds from redemption of available-for-sale marketable securities	1,500,000	—
Net cash provided by investing activities	50,315,744	(53,807,281)
Cash flows from financing activities
Proceeds from initial offering, net of transaction costs	—	114,721,518
Proceeds from "at-the-market" offering facility, net of transaction costs	5,145,409	—
Proceeds from the exercise of stock options	33,255	1,166,024
Principal payments on capital leases	—	(12,260)
Proceeds from the issuance of convertible notes from related parties	—	56,500
Proceeds from the issuance of convertible notes	—	8,974,980
Issuance costs associated with convertible notes	—	(19,137)
Net cash provided by financing activities	5,178,664	124,887,625
Net increase in cash, cash equivalents and restricted cash	4,303,488	25,295,273
Net cash, cash equivalents and restricted cash at beginning of period	30,393,852	5,098,579
Net cash, cash equivalents and restricted cash at end of period	$34,697,340	$30,393,852
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$457
Supplemental disclosure of noncash investing and financing activities:
Gain on extinguishment of debt from forgiveness of PPP Loan	$—	$843,619
Property and equipment purchases included in accounts payable and accrued expenses	$5,370	$131,866
The accompanying notes are an integral part of these financial statements

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021

1. Description of the Business
NexImmune, Inc. (the “Company” or “NexImmune”), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on June 7, 2011. The Company is an emerging biopharmaceutical company advancing a new generation of immunotherapies based on its proprietary Artificial Immune Modulation (AIM) technology. The AIM nanotechnology platform, originally developed at Johns Hopkins University, is the foundation for an innovative approach to immunotherapy in which the body’s own immune system is stimulated to orchestrate a targeted T cell response against a disease. Central to the AIM technology are artificial AIM nanoparticles, which act as synthetic dendritic cells. These AIM nanoparticles can be programmed to present specific antigens to specific T cells orchestrating a highly targeted immune response. These AIM nanoparticles can be rapidly engineered to elicit an immune attack that can be directed toward any foreign substance or cell type in a patient’s body. The Company’s first two products, both for the treatment of different types of cancer, entered clinical trials in 2020. Following a strategic review of the Company's corporate strategy, including with respect to its adoptive cell therapy programs, the Company paused investments in its cell therapy studies, NEXI-001, NEXI-002, and NEXI-003 which is designed to reduce costs and reallocate resources towards our AIM INJ preclinical development programs. As part of this strategy, we will focus on developing AIM INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. The Company is exploring several external opportunities to continue to advance these programs. As a result, the Company will focus its existing resources on its injectable platform in oncology and autoimmune diseases.
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
As of December 31, 2022, the Company had an accumulated deficit of $190.2 million, negative cash flows from operating activities for the period ended December 31, 2022, and significant ongoing research and development expenses. While we have no outstanding debt and $34.6 million in cash and cash equivalents as of December 31, 2022, the Company expects its negative cash flows from operating activities to continue and thus has determined that its losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.
As the Company’s research and development activities mature and develop over the next year, the Company will likely require substantial funds to continue such activities, depending upon events that are difficult to predict at this time. In this regard, management plans to raise additional capital through financing activities that may include public offerings and private placements of its common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. In the absence of additional capital, the Company plans to strategically manage its uncommitted spend, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include minimizing staff costs and delaying or terminating manufacturing and clinical trial costs.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
1. Description of the Business (continued)
There are inherent uncertainties associated with fundraising activities and activities to manage the Company’s uncommitted spending and the successful execution of these activities may not be within the Company’s control. There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital, its liquidity, financial condition and business prospects will be materially and adversely affected. The Company is continually looking into further capital planning and the evaluation of strategic alternatives. There is substantial doubt about the Company’s ability to continue as a going concern.
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
3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Concentrations of credit risk
Financial instruments which potentially subject the Company to credit risk consist principally of cash and marketable debt securities. All cash is held in United States financial institutions that are federally insured. At times, the Company may maintain cash balances in excess of the federally insured amount. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk. The Company’s investments in marketable debt securities have been issued by corporate entities and government-sponsored enterprises with high credit ratings. The Company mitigates investment risks by investing in highly-rated securities with relatively short maturities that the Company believes do not subject it to undue investment or credit risk. If any of these financial institutions fail to perform their obligations under the terms of these financial instruments, the Company’s maximum exposure to potential losses would be equal to the amounts reported on the balance sheet.
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
3. Summary of Significant Accounting Policies (continued)
months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Marketable securities
Marketable securities consist of debt securities with maturities greater than three months from the date of purchase that include commercial paper and corporate notes. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company’s ability and intent to hold the investment to maturity. There were no outstanding marketable securities as of December 31, 2022. As of December 31, 2021, all marketable securities were classified as current.
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
The Company classifies its marketable securities as available-for-sale. The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Marketable securities that are classified as available-for-sale are measured at fair value on the balance sheet, and unrealized gains and losses on marketable securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Marketable securities are evaluated periodically to determine whether the carrying value of a marketable security exceeds its fair value and the decline in value is determined to be other-than-temporary. Management reviews criteria, such as the general market conditions, magnitude and duration in which the fair value has been less than the carrying value, the investment issuer’s financial condition and business outlook, as well as the Company’s ability to hold the securities until the recovery of its amortized cost basis, to determine whether the decline in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the marketable security is reduced, and the impairment is recorded as other expense in the statement of operations. As of December 31, 2021, any decline in value of marketable securities was concluded not to be other-than-temporary. As of December 31, 2022, no assessment was required.
Restricted cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

December 31,	2022	2021
Cash and cash equivalents	$34,642,340	$30,326,352
Restricted cash	55,000	67,500
Total	$34,697,340	$30,393,852
Amounts included in restricted cash represent amounts required as collateral on corporate credit cards.
Fair value measurements
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts payable, accrued expenses, convertible notes and derivative liabilities. The fair values of the cash and cash equivalents, accounts payable and accrued expenses approximated their carrying values as of December 31, 2022 and 2021, due to their short-term maturities. For a description of the fair value of marketable securities, refer to Note 4. The Convertible Notes as discussed in Note 10 contained embedded derivative features that were required to be bifurcated and remeasured to fair value at each reporting period.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
3. Summary of Significant Accounting Policies (continued)
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
Recoverability is determined by comparing future undiscounted cash flows associated with such assets to the related carrying value. An impairment loss may be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. If these cash flows are less than the carrying value of such asset group, the Company then determines the fair value of the underlying asset group. Any impairment loss to be recognized is measured as the amount by

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
3. Summary of Significant Accounting Policies (continued)
which the carrying value of the asset group exceeds the fair value of the asset group. No impairments were recognized for the years ended December 31, 2022 or 2021.
Redeemable convertible preferred stock
The Company’s redeemable convertible preferred stock was classified outside of stockholders’ equity because the shares contained deemed liquidation rights that represented a contingent redemption feature not solely within the control of the Company.
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
The Company’s derivative instrument related to certain features embedded within the Company’s Convertible Notes as discussed in Note 10. The derivative was accounted for as a derivative liability and remeasured to fair value as of each balance sheet date. The related remeasurement adjustments are recognized in the accompanying statements of operations and were settled upon the conversion of the Convertible Notes during the year ended December 31, 2021.
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
Clinical trial and contract development and manufacturing organization expenses
The Company makes payments in connection with clinical trials and contract development and manufacturing organizations (“CDMO”) under contracts with contract research organizations that support conducting and managing clinical trials and the manufacturing of materials utilized in clinical and preclinical activities. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of the obligation to make payments under these contracts depends on factors such as the successful enrollment, treatment of patients, the completion of other clinical trial milestones, or completion of manufacturing milestones. Termination clauses within the agreements require notification for a certain number of days prior to completing work, payments for costs incurred through the termination date, and termination penalty, if applicable.
Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. Expenses related to development and manufacturing are accrued based on estimates and/or representations from service providers regarding work performed, including progress in the development of processes through technology transfers to manufacture the Company’s clinical material and completion of the manufactured clinical material. Other incidental costs related to patient enrollment or

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
3. Summary of Significant Accounting Policies (continued)
treatment are accrued when reasonably certain. If the amounts the Company is obligated to pay under clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the accruals are adjusted accordingly. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.
Stock-based compensation
The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. Compensation expense related to awards to employees and non-employees with service based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the requisite service period of the award, which is generally the vesting term. The Company’s policy is to account for forfeitures as they occur. The Company uses the Black-Scholes-Merton option pricing (Black-Scholes) model to estimate the fair value of stock options. The Black-Scholes model requires input-based assumptions that are highly subjective, judgmental and sensitive in the determination of stock-based compensation cost.
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
Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, on-going tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. The Company recorded a valuation allowance against all estimated net deferred tax assets as of December 31, 2022 and 2021.
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Recognized income tax positions are measured at the largest amount that is greater than more-likely-than-not of being realized. Changes in the recognition or measurement are reflected in the period in

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
3. Summary of Significant Accounting Policies (continued)
which the change in estimate occurs. Interest and penalties related to uncertain tax positions are recorded in the provision of income taxes. There were no uncertain tax positions nor income tax related interest and penalties recorded as of or for the years ended December 31, 2022 and 2021.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock. Such dividends are only payable if and when declared by the Board of Directors (Note 11). The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and Convertible Notes. For the years ended December 31, 2022 and 2021, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options, shares of redeemable convertible preferred stock, and warrants were excluded from the calculation of diluted loss per share. Under the if-converted method, convertible instruments that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later. Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives is added back to the numerator of the diluted net loss per share calculation if the conversion of the Convertible Notes is dilutive. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021:

	2022	2021
Net loss	$(62,506,199)	$(50,901,508)
Accumulated dividends on Redeemable Convertible Preferred Stock	—	(377,562)
Net loss attributable to common stockholders	$(62,506,199)	$(51,279,070)
Basic and diluted net loss per common share	$(2.60)	$(2.54)
Basic and diluted weighted average common shares outstanding	24,059,104	20,186,127
The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at December 31, 2022 and 2021, as the effect would be anti-dilutive:

	2022	2021
Stock options	3,965,502	3,305,291
Restricted stock units	1,558,000	—
Redeemable convertible preferred stock	—	1,164,080
Convertible debt	—	506,768
Warrants	—	150
Total	5,523,502	4,976,289
Shares of redeemable convertible preferred stock also participate in dividends with shares of common stock (if and when declared) and therefore are deemed participating securities. The holders of redeemable convertible preferred stock do not contractually share in losses and therefore no additional net loss per share has been disclosed under the two-class method.
Emerging growth company status
The Company is an “emerging growth company” (EGC), as defined in the Jumpstart Our Business Startups Act (JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
3. Summary of Significant Accounting Policies (continued)
transition period for complying with new or revised accounting standards, and as a result of this election, the financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an IPO offering or such earlier time that it is no longer an EGC.
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
As an EGC, the Company adopted the new leasing guidance on January 1, 2022. The Company combined lease and non-lease components as a single component for all underlying asset classes. ASC 842 provides a number of optional practical expedients in transition. The Company applied the ‘package of practical expedients’ which allows the Company to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company completed its evaluation and recognized $1.5 million in operating right-of-use assets and $0.6 million and $1.0 million in operating lease liabilities, current and non-current, respectively, on January 1, 2022.
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
4. Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$23,722,328	$—	$—	$22,124,003	$—	$—
Fixed income debt securities	$—	$7,979,279	$—	$—	$56,991,897	$—
	$23,722,328	$7,979,279	$—	$22,124,003	$56,991,897	$—

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
4. Fair Value Measurements (continued)
During the years ended December 31, 2022 and 2021, the Company did not have any transfers between levels. There were no Level 3 recurring fair value measurements as of December 31, 2022 or 2021.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at December 31, 2022 and 2021:

	2022	2021
Prepaid research and development expenses	$1,176,491	$3,375,388
Prepaid maintenance agreements	369,606	132,104
Prepaid insurance	403,653	479,393
Prepaid other	245,278	308,842
Interest receivable	74,467	—
Other current assets	401,916	99,189
	$2,671,411	$4,394,916
6. Property and Equipment
Property and equipment consist of the following at December 31, 2022 and 2021:

	2022	2021
Laboratory equipment	$6,803,996	$5,943,501
Computer equipment and software	516,974	486,822
Furniture and fixtures	47,877	47,877
Leasehold improvements	319,816	230,148
	7,688,663	6,708,348
Less accumulated depreciation and amortization	(3,229,592)	(2,281,041)
Property and equipment, net	$4,459,071	$4,427,307
Depreciation and amortization expense was $994,792 and $870,285 for the years ended December 31, 2022 and 2021, respectively.
7. Restructuring Activities
In November 2022, the Company announced that, following a strategic review of its pipeline, indications, timelines and cash position, it implemented a strategic realignment initiative, which was designed to reduce costs and reallocate resources towards its AIM INJ preclinical development programs. As part of this strategy, the Company initiated a workforce reduction plan to reduce headcount by 30%, primarily affecting the clinical development, manufacturing and administrative staff that had been needed to support the AIM ACT adoptive cell therapy clinical programs. This plan will reduce the Company’s workforce from 74 full-time employees to approximately 50 full-time employees. The Company estimates that it will incur approximately $0.7 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures.
Accrued salaries at December 31, 2022 includes $0.4 million in severance expenses related to the November 2022 restructuring. The Company communicated the workforce reduction on November 14, 2022 and recognized $0.5 million in costs associated with the restructuring during the year ended December 31, 2022. The Company expects to complete the restructuring in the second quarter of 2023.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
The following table summarizes the charges related to the restructuring activities as of December 31, 2022. There were no restructuring expenses during the year ended December 31, 2021.

	Accrued Restructuring Expenses			Accrued Restructuring Expenses
	December 31, 2021	Expenses	Less: Payments	December 31, 2022
Severance, benefits and related costs due to workforce reduction	$—	$531,829	$(149,440)	$382,389
Totals	$—	$531,829	$(149,440)	$382,389

8. Accrued Expenses
A summary of the components of accrued expenses is as follows as of December 31, 2022 and 2021:

	2022	2021
Accrued research and development costs	$3,210,794	$2,611,380
Accrued professional fees	267,383	384,254
Accrued salaries, benefits and related expenses	3,855,797	3,143,602
Other accrued expenses	23,179	31,473
	$7,357,153	$6,170,709
9. Commitments and Contingencies
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
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through December 31, 2022, no revenue has been recorded, therefore, no payments to MBC are due.
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
JHU was also entitled to milestone fees of $75,000 in connection with clinical trial milestones. For the first licensed product or licensed service in the therapeutic field, the Company may be required to pay JHU additional aggregate milestone fees of $1.6 million for clinical and regulatory milestone fees. The Company may be required to pay JHU reduced milestone fees for the second and third licensed products or licensed services in the therapeutic field in connection with clinical and

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
9. Commitments and Contingencies (continued)
regulatory milestones. In the diagnostic field, the Company may be required to pay JHU aggregate milestone fees of $0.4 million for the first licensed product or licensed service and reduced milestone fees for the second and third licensed products or licensed services in connection with regulatory and commercial milestones. The Company may be required to pay JHU aggregate milestone fees of $100,000 for commercial milestones for the first licensed product or licensed service in the non-clinical field. In the aggregate, the Company may be required to pay JHU additional milestone fees of up to $4.2 million for all clinical, regulatory and commercial milestones for all licensed products or licensed services in the therapeutic field, the diagnostic field and the non-clinical field. The Company may also be required to pay royalties in the low to upper single digits on net sales of licensed services in therapeutic products, diagnostic products and non-clinical products. The Company is required to make minimum annual royalty payments of $100,000 to JHU under the A&R JHU License Agreement, which started in the low five figures in the first year of the agreement and increased to $100,000 in the third year and for each subsequent year of the agreement. The Company may also be required to pay JHU a low double digit percentage, not to exceed 15%, of any non-royalty sublicense consideration the Company receives.
The Company will record a liability when such events become probable. The Company has not reached any of the milestones or transacted its first commercial sale as of December 31, 2022.
The Company must make minimum royalty payments, which began upon the fourth anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.
The Company has incurred $525,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. The Company incurred $100,000 related to minimum royalties owed in the years ended December 31, 2022 and 2021 and is included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $50,000 as of December 31, 2022 and 2021.
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
The Company submitted the PPP Loan forgiveness application to the SBA in March 2021 and received full forgiveness of the $843,619 PPP Loan in July 2021. The Company did not carry a PPP loan balance as of December 31, 2022 and 2021.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of December 31, 2022 and 2021, the Company was not involved in any material legal proceedings.
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
10. Convertible Notes (continued)
The terms of the Convertible Notes required a mandatory conversion upon certain qualified financing events (“Mandatory Conversion”) and allowed for conversion at the option of the holder upon certain non-qualified financing events (“Optional Conversion 1”). Upon Mandatory Conversion and Optional Conversion 1, the outstanding principal amount and all accrued and unpaid interest would have automatically converted into the Company’s preferred stock of the same series issued in such equity financing and will be equal to the number of preferred stock obtained by dividing (a) all principal and accrued but unpaid interest under such Convertible Note by (b) the price per share paid by the other purchasers of the preferred stock sold in such equity financing multiplied by 80%.
If the Mandatory Conversion and Optional Conversion 1 did not occur by the maturity date, the outstanding principal amount plus all accrued and unpaid interest would be converted at the option of the holder into Company’s common stock at the price per share obtained by dividing $85 million by the Company’s fully-diluted capitalization (“Optional Conversion 2”).
If the Company (i) consummates a change in control or (ii) the Company’s common stock becomes publicly listed on a stock exchange, the outstanding principal amount plus all accrued and unpaid interest would be automatically converted into shares of the Company’s most senior series of capital stock outstanding at the time of such change in control or public listing, at a price equal to the lower of (a) 90% of the price per share paid by the purchasers of such stock in such a transaction and (b) the price per share obtained by dividing $125 million by the Company’s fully-diluted capitalization (“Change in Control”).
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
The debt issuance costs and debt discount amortization expense for the years ended December 31, 2021 was $0.6 million and is included in interest expense in the accompanying statements of operations. The interest expense at 6% of the Convertible Notes’ principal amount for the years ended December 31, 2021 was $0.2 million.
The Company completed an IPO on February 11, 2021, which triggered the mandatory conversion of all the outstanding Convertible Notes plus accrued interest into 3,669,010 shares of common stock (Note 11). Upon conversion of the Convertible Notes, the outstanding Convertible notes principal plus accrued interest thereon, net of unamortized debt discounts totaling $30.3 million was reclassified to stockholders’ equity.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
11. Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Issuances of Common Stock
On February 11, 2021, the Company completed its IPO, pursuant to which it issued and sold 7,441,650 shares of its common stock at a public offering price of $17.00 per share, resulting in net proceeds of $114,551,315, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of the — outstanding shares of the Company’s Redeemable Convertible Preferred Stock automatically converted into 10,144,041 shares of common stock after giving effect to the reverse stock split, and all of the outstanding convertible debt and accrued but unpaid interest thereon of $31,272,183 converted to 3,669,010 shares of common stock. Upon completion of the offering on February 11, 2021, the Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated.
In January 2021, 145,000 warrants were exercised at an exercise price of $0.01 and 145,000 shares of Series A redeemable convertible stock were issued and then converted into common stock upon the closing of the IPO. The remaining outstanding warrants outstanding as of December 31, 2020 were exercised and settled in January 2021 with 2,896 shares of common stock issued in a cashless exercise.
In June 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and BTIG, LLC (together, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $50.0 million (the "Shares") from time to time through the Agents (the "Offering"). Subject to the terms and conditions of the Sales Agreement, any such sales made through the Agents can be made, based upon the Company's instructions, by methods deemed an “at-the-market" offering as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company agreed to pay the Agents a commission of 3.0% of the gross proceeds of any sales of shares sold pursuant to the Sales Agreement. During the year ended December 31, 2022, the Company sold an aggregate of 3,184,900 shares through our “at-the-market" offering facility resulting in net proceeds of $5.1 million.
12. Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which provides for granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 660,838. In September 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which provides for granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 1,741,770 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 1,809,143. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and reserved 2,757,556 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. In addition, the 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the 2021 Plan on the first day of each calendar year beginning in calendar year 2022. The annual increase in the number of shares shall be equal to the lower of (i) 5.0% of the number of shares of our common stock outstanding on the date of the applicable increase or (ii) a lesser amount determined by our board of directors. Following the annual increase in the number of shares of our common stock available for issuance under the 2021 Plan, there are 1,439,424 shares available for issuance under the 2021 plan as of March 1, 2023.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board of Directors in accordance with the terms of the 2021 Plan. Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment. Restricted stock units awarded in November 2022 vest after an 18-month service period. No restricted stock units were awarded in the year ended December 31, 2021.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
12. Stock-Based Compensation (continued)
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the years ended December 31, 2022 and 2021:

	2022	2021
Research and development expenses	$3,812,441	$2,918,310
General and administrative expenses	2,057,923	3,061,474
Total stock-based compensation expense	$5,870,364	$5,979,784
The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding as of January 1, 2022	3,305,291	$9.62	7.7	$2.3
Granted	1,628,065	3.49
Exercised	(362,886)	2.52
Cancelled	(255,701)	8.04
Forfeited	(349,267)	15.03
Outstanding as of December 31, 2022	3,965,502	$7.38	8.0	$—
Vested or expected to vest as of December 31, 2022	3,965,502	$7.38	8.0	$—
Exercisable as of December 31, 2022	1,852,331	$8.64	6.7	$—
Shares unvested as of December 31, 2022	2,113,171	$6.28	9.0	$—
The weighted average fair value of the options granted during the years ended December 31, 2022 and 2021 was $2.42 and $11.16, respectively. The options were valued using the Black-Scholes option-pricing model for the years ended December 31, 2022 and 2021 with the following assumptions:

	2022	2021
Expected volatility	78.6% to 83.2%	78.7% to 81.1%
Risk-free interest rate	1.5% to 3.80%	0.5% to 1.40%
Expected dividend yield	0%	0%
Expected term	5.5 to 6.1 years	5.4 to 6.1 years
The total fair value of stock options vested during the years ended December 31, 2022 and 2021 was $9.2 million, and $1.4 million, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2022 and 2021 was approximately $0.2 million and $2.1 million, respectively.
As of December 31, 2022, there was $8.0 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 2.4 years.
Restricted Stock Units
A restricted stock unit (“RSU”) represents the right to receive one of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
12. Stock-Based Compensation (continued)
The following is a summary of RSU activity for the 2021 Plan for the year ended December 31, 2022:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2021	—	$—
Granted	1,558,000	0.45
Vested	—	—
Forfeited	—	—
Unvested and outstanding as of December 31, 2022	1,558,000	$0.45
As of December 31, 2022, there was $0.7 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.4 years.
13. Income Taxes
The Company’s provision for income taxes consists of the following for the years ended December 31, 2022 and 2021:

	2022	2021
Current income tax provision:
Federal	$—	$—
State	—	—
Total	—	—
Deferred income tax benefit:
Federal	12,339,546	10,606,627
State	(7,370,113)	3,291,842
Total	4,969,433	13,898,469
Change in valuation allowance	(4,969,433)	(13,898,469)
Total provision (benefit) for income taxes	$—	$—
A reconciliation of the statutory U.S. income tax rate to the effective income tax rate as of December 31, 2022 and 2021 is as follows:

	2022	2021
U.S. Federal statutory rate	21.00%	21.00%
State taxes	0.17%	6.52%
Permanent differences	(0.58)%	(0.13)%
Other adjustments	(0.02)%	0.02%
Change in state tax rate	(12.61)%	—%
Change in valuation allowance	(7.96)%	(27.41)%
Provision for income taxes	0.00%	0.00%

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
13. Income Taxes (continued)
The significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2022 and 2021 were as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$28,477,866	$31,758,878
Accrued compensation	575,883	701,576
Stock compensation	1,913,771	1,445,296
Research and development credits	291,022	291,022
Capitalized research and development costs	7,838,512	—
Operating leases	216,925	—
Other	2,022	52,751
Gross deferred income tax assets	39,316,001	34,249,523
Less: Valuation allowance	(38,857,468)	(33,886,096)
Total deferred income tax assets	458,533	363,427
Deferred tax liabilities:
ROU assets	(204,694)	—
Depreciation and amortization	(253,839)	(363,427)
Total deferred tax liabilities	(458,533)	(363,427)
Net deferred tax assets	$—	$—
At December 31, 2022 and 2021, the Company had net operating loss (NOL) carryforwards for income tax purposes of approximately $135.2 million and $115.4 million, respectively, which are available to offset future federal taxable income, if any. Approximately $10.5 million of the federal NOL was generated prior to 2018 and will be expiring in increments through 2037 beginning in 2035, while the remaining $124.7 million will be carried forward indefinitely. The state NOL will expire in increments through 2037, beginning in 2035. The federal research and development tax credit carryforwards, if not utilized, will expire beginning in 2037.
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
The Company recognizes the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2022, the Company had no gross unrecognized tax benefits and did not recognize any interest or penalties related to uncertain tax positions.
At December 31, 2022, the Company provided a 100% valuation allowance on its net deferred tax assets because realization of any future tax benefit cannot be reasonably assured. The Company’s valuation allowance increased due to the pre-tax losses generated in the current year.
The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2021, 2020, and 2019 are open to audit by federal and state taxing authorities.
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for US Tax purposes over five or fifteen years effective January 1, 2022. The mandatory capitalization requirement increased our deferred tax assets as of December 31, 2022.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2020 and 2019
14. Leases
The Company leases certain office space and laboratory space. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company does not recognize right-of-use assets or lease liabilities for leases determined to have a term of 12 months or less. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.
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
Variable lease payments are not included in the Company's calculation of its right-of-use assets or lease liabilities. Variable lease costs were immaterial for the year ended December 31, 2022. The components of lease cost under ASC 842 for the year ended December 31, 2022 are as follows:

Lease costs	Statement of Operations Classification	December 31, 2022
Operating lease cost	Operating expenses: research and development	$379,288

Operating lease cost	Operating expenses: general and administrative	207,401
		$586,689
Supplemental disclosure of cash flow information and weighted average remaining lease term and discount rate related to leases were as follows:

Other information	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(584,429)
Weighted-average remaining lease term — operating leases	1.8 years
Weighted-average discount rate — operating leases	6.8%

Future fixed lease payments for operating leases in effect as of December 31, 2022, are payable as follows:

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021
14. Leases (continued)

Maturity of lease liabilities for the years ending December 31,	Operating Leases
2023	$617,999
2024	469,939
2025	—
2026	—
2027	—
Thereafter	—
Total lease payment	$1,087,938
Less: imputed interest	(63,125)
Present value of lease liabilities	$1,024,813
Rent expense for the year ended December 31, 2021 was $0.4 million in accordance with ASC 840.

15. Related Party Transactions
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
Pursuant to the JRA, Zephyr will identify suitable antigens or combinations thereof for validation and testing by NexImmune. The Joint Steering Committee (the “JSC”) provided for by the JRA will then determine which identified candidates shall be subject to further analysis. NexImmune will validate which, if any, of the identified antigens are suitable for T-cell engagement and killing function (the “Final Candidates”). The JSC will make a good-faith determination as to whether the data supports the further IND-targeted development by NexImmune of any of the Final Candidates. The Company and Zephyr will jointly own any Final Candidates, including the intellectual property related thereto. Each of the Company and Zephyr shall be responsible for payment of their own respective costs and expenses in connection with the performance of their respective obligations under the JRA. If a Final Candidate is to be further developed, then the Company and Zephyr shall engage in good-faith negotiations to agree on the terms and conditions of an agreement with respect to the further development and commercialization of such Final Candidate. If such an agreement is not executed within the prescribed negotiation period, then neither the Company nor Zephyr may further develop such Final Candidate. The expenses related to the JRA for the year ended December 31, 2022 were not material.
16. Subsequent Events
On March 22, 2023, in order to retain and motivate employees and other key contributors of the Company, the board of directors approved a one-time stock option repricing (the “Option Repricing”). Pursuant to the Option Repricing, the exercise price of all of the below stock options to purchase shares of the Company’s common stock previously granted under our 2017 Equity Incentive Plan, 2018 Equity Incentive Plan and 2021 Equity Incentive Plan (the “Repriced Options”) will be amended as of April 4, 2023 (the “Effective Date”) to reduce the exercise prices of such options to a price equal to or greater than the closing price per share of the Company’s common stock on The Nasdaq Stock Market on the Effective Date (the “Nasdaq

Market Price”), on the terms described below; provided, however, that if the closing price per share on the Effective Date is less than $0.40, the Nasdaq Market Price will be deemed to be $0.40 for purposes of the Option Repricing:

Repriced Options	Terms of Repriced Options vested or vesting within six months following the Effective Date	Terms of Repriced Options vesting more than six months following the Effective Date
All options held by employees other than our executive officers, in good standing on the Effective Date	The Option Repricing exercise price will be equal to 2.5 times the Nasdaq Market Price	The Option Repricing exercise price will be equal to the Nasdaq Market Price
All options held by our current executive officers and 100,000 options held by Jerome Zeldis, our former EVP and Head of Research & Development	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price	The Option Repricing exercise price will be equal to 2.0 times the Nasdaq Market Price
All options held by our directors	The Option Repricing exercise price will be equal to 4.0 times the Nasdaq Market Price	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price
On March 23, 2023, Jerome Zeldis, M.D., Ph.D., Executive Vice President of Research and Development, entered into a Consulting Agreement with the Company (the “Consulting Agreement”) effective as of March 31, 2023 (the “Transition Date”). Pursuant to the Consulting Agreement and effective as of the Transition Date, the exiting Employment Agreement, dated January 4, 2021, by and between the Company and Dr. Zeldis is terminated, Dr. Zeldis will have resigned from the Company, and Dr. Zeldis will transition to providing consulting and advisory services to the Company for a period ending on March 31, 2024 (the “Consulting Period”). Pursuant to the terms of the Consulting Agreement, in consideration for, among other things, his compliance with certain restrictive covenants, including customary non-compete and non-solicitation covenants, and a typical release of claims, Dr. Zeldis will be paid $200 per hour for services provided to the Company and vested options to purchase 100,000 shares of common stock of the Company held by Dr. Zeldis (a portion of the grant received by Dr. Zeldis on February 11, 2021) are eligible to participate in the Option Repricing (as defined above), with the exercise price for such options reduced to the level set for executive officers.