Form 10-Q
period 2023-03-31
NexImmune, Inc.
filed 2023-05-15
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-40045
______________________
NEXIMMUNE, INC.
(Exact Name of Registrant as Specified in its Charter)
______________________

Delaware		42-2518457
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

9119 Gaither Road
Gaithersburg,	MD	20877
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (301) 825-9810
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NEXI	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, the registrant had 26,078,451 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to execute successfully on our strategic realignment announced in November 2022, including with respect to our realigned focus on the development of the Artificial Immune Modulation, or AIM, INJ platform;
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
•the accuracy of our estimates regarding expenses, capital requirements, sufficiency of our cash and cash equivalents, and needs for additional financing;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEXIMMUNE, INC.
BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,315,215	$34,642,340
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	3,034,485	2,671,411
Total current assets	25,404,700	37,368,751
Property and equipment, net	4,232,655	4,459,071
Operating lease right-of-use assets	836,292	967,032
Other non-current assets	190,583	264,970
Total assets	$30,664,230	$43,059,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$650,568	$2,377,374
Accrued expenses	5,547,648	7,357,153
Operating lease liabilities, current	587,944	599,047
Total current liabilities	6,786,160	10,333,574
Operating lease liabilities, net of current portion	300,217	425,766
Total liabilities	7,086,377	10,759,340
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.0001 par value, 250,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 26,078,451 shares issued and outstanding as of March 31, 2023 and December 31, 2022	2,608	2,608
Additional paid-in-capital	223,389,976	222,547,530
Accumulated deficit	(199,814,731)	(190,249,654)
Total stockholders’ equity	23,577,853	32,300,484
Total liabilities and stockholders’ equity	$30,664,230	$43,059,824
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$6,124,044	$10,448,843
General and administrative	3,701,365	4,604,679
Total operating expenses	9,825,409	15,053,522
Loss from operations	(9,825,409)	(15,053,522)
Other income (expense):
Interest income	274,738	33,093
Other expense	(14,406)	(2,576)
Other income, net	260,332	30,517
Net loss	$(9,565,077)	$(15,023,005)
Basic and diluted per common share	$(0.37)	$(0.66)
Basic and diluted weighted-average number of common shares outstanding	26,078,451	22,836,781

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,565,077)	$(15,023,005)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	—	(23,590)
Comprehensive loss	$(9,565,077)	$(15,046,595)
The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and 2022 (unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	26,078,451	$2,608	$222,547,530	$(190,249,654)	$—	$32,300,484
Stock-based compensation	—	—	842,446	—	—	842,446
Net loss	—	—	—	(9,565,077)	—	(9,565,077)
Balance at March 31, 2023	26,078,451	$2,608	$223,389,976	$(199,814,731)	$—	$23,577,853

Balance at January 1, 2022	22,828,904	$2,283	$211,498,827	$(127,743,455)	$3,012	$83,760,667
Exercise of stock options	12,890	1	33,254	—	—	33,255
Stock-based compensation	—	—	1,645,852	—	—	1,645,852
Change in unrealized gain available-for-sale securities	—	—	—	—	(23,590)	(23,590)
Net loss	—	—	—	(15,023,005)	—	(15,023,005)
Balance at March 31, 2022	22,841,794	$2,284	$213,177,933	$(142,766,460)	(20,578)	$70,393,179

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(9,565,077)	$(15,023,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263,766	226,956
Accretion income on available-for-sale marketable securities, net	—	(1,618)
Stock-based compensation	842,446	1,645,852
Non-cash lease expense	130,740	121,904
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(288,687)	(2,696,917)
Accounts payable	(1,726,806)	955,433
Accrued expenses	(1,804,135)	(1,596,261)
Operating lease liabilities	(136,652)	(107,810)
Net cash used in operating activities	(12,284,405)	(16,475,466)
Cash flows from investing activities
Purchase of property and equipment	(42,720)	(344,362)
Purchase of marketable securities	—	(16,036,445)
Proceeds from maturities of available-for-sale marketable securities	—	27,000,000
Net cash (used in) provided by investing activities	(42,720)	10,619,193
Cash flows from financing activities
Proceeds from the exercise of stock options	—	33,255
Net cash provided by financing activities	—	33,255
Net increase in cash, cash equivalents and restricted cash	(12,327,125)	(5,823,018)
Cash, cash equivalents and restricted cash at beginning of period	34,697,340	30,393,852
Cash, cash equivalents and restricted cash at end of period	$22,370,215	$24,570,834
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$62,241
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.Nature of the Business
NexImmune, Inc. (“Company”, “we”, “us” or “NexImmune”), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on June 7, 2011. The Company is an emerging biopharmaceutical company advancing a new generation of immunotherapies based on its proprietary Artificial Immune Modulation (AIM) technology. The AIM nanotechnology platform, originally developed at Johns Hopkins University, is the foundation for an innovative approach to immunotherapy in which the body’s own immune system is stimulated to orchestrate a targeted T cell response against a disease. Central to the AIM technology are artificial AIM nanoparticles, which act as synthetic dendritic cells. These AIM nanoparticles can be programmed to present specific antigens to specific T cells orchestrating a highly targeted immune response. These AIM nanoparticles can be rapidly engineered to elicit an immune attack that can be directed toward any foreign substance or cell type in a patient’s body. The Company’s first two product candidates, both for the treatment of different types of cancer, entered clinical trials in 2020. Following a strategic review of the Company's corporate strategy, including with respect to its adoptive cell therapy programs, the Company determined in November 2022 to pause investments in its cell therapy product candidates, NEXI-001, NEXI-002, and NEXI-003. This realignment is designed to reduce costs and reallocate resources towards the AIM INJ preclinical development programs. As part of this strategy, we will focus on developing AIM INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. The Company is also exploring several external opportunities to continue to advance these programs.
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
As of March 31, 2023, the Company had an accumulated deficit of $199.8 million, negative cash flows from operating activities for the period ended March 31, 2023, and significant ongoing research and development expenses. While we have no outstanding debt and $22.3 million in cash and cash equivalents as of March 31, 2023, the Company expects its negative cash flows from operating activities to continue and thus has determined that its losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet the Company's obligations and sustain the Company's operations raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.
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

2.Basis of Presentation and Significant Accounting Policies
The accompanying unaudited financial statements were prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the FASB. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 28, 2023.
In management’s opinion, the accompanying financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present the financial position as of March 31, 2023 and December 31, 2022, and the statements of operations and comprehensive loss, statements of changes in stockholders’ equity, and statements of cash flows for the three month periods ended March 31, 2023 and 2022. Interim results are not necessarily indicative of results for an entire year.
Recent Accounting Standards and Pronouncements
Recently Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies the measurement of expected credit losses on certain financial instruments ("ASU 2016-13"). In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The standard is effective for fiscal year beginning after December 15, 2022, and interim periods beginning after December 15, 2022 and requires a modified-retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. Early adoption is permitted. Based on the composition of the Company’s investment portfolio, current market conditions and historical credit loss activity, the adoption of ASU 2016-13 did not have a material impact on its financial position, results of operations or the related disclosures. The Company adopted the new guidance on January 1, 2023 and determined there was no impact.
3.Cash, Cash Equivalents, and Restricted Cash
The following table presents the Company’s cash, cash equivalents and restricted cash as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Recurring Fair Value Measurement
Cash and cash equivalents:
Cash	$1,354,694	$2,940,733
Money market funds	20,960,521	23,722,328	Level 1
Fixed income debt securities	—	7,979,279	Level 2
Total cash and cash equivalents	22,315,215	34,642,340
Restricted cash	55,000	55,000
Total cash, cash equivalents, and restricted cash	$22,370,215	$34,697,340
The Company considers all investments in highly liquid financial instruments with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent those required as collateral on corporate credit cards.
4.Fair Value Measurements
The Company’s financial instruments include cash, cash equivalents, marketable securities, accounts payable, and accrued expenses. The fair values of the cash, cash equivalents, accounts payable and accrued expenses approximated their carrying values as of March 31, 2023 and December 31, 2022 due to their short-term maturities.

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
There were no Level 3 recurring fair value measurements as of March 31, 2023 and December 31, 2022.
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$20,960,521	$—	$—	$23,722,328	$—	$—
Fixed income debt securities	—	—	—	—	7,979,279	—
	$20,960,521	$—	$—	$23,722,328	$7,979,279	$—
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Prepaid research and development expenses	$856,399	$1,176,491
Prepaid maintenance agreements	361,034	369,606
Prepaid insurance	1,108,624	403,653
Prepaid other	355,067	245,278
Interest receivable	83,819	74,467
Other current assets	269,542	401,916
Total prepaid expenses and other current assets	$3,034,485	$2,671,411

6.Property and Equipment
Property and equipment consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Laboratory equipment	$6,830,558	$6,803,996
Computer equipment and software	527,762	516,974
Furniture and fixtures	47,877	47,877
Leasehold improvements	319,816	319,816
	7,726,013	7,688,663
Less accumulated depreciation and amortization	(3,493,358)	(3,229,592)
Total property and equipment, net	$4,232,655	$4,459,071
Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
7.Accrued Expenses
A summary of the components of accrued expenses is as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued research and development costs	$2,892,787	$3,210,794
Accrued salaries, benefits and related expenses	2,232,188	3,855,797
Accrued professional fees	393,806	267,383
Other accrued expenses	28,867	23,179
Total accrued expenses	$5,547,648	$7,357,153
8.Commitments and Contingencies
Maryland Biotechnology Center Grant
The Company entered into a Translational Research Award Agreement effective May 23, 2012 with the Department of Business & Economic Development with the State of Maryland, Maryland Biotechnology Center (“MBC”). The mission of MBC is to integrate entrepreneurial strategies to stimulate the transformation of scientific discovery and intellectual assets into capital formation and business development. Under the agreement and as amended in 2013, MBC provided $325,000 to NexImmune for research on its artificial Antigen Presenting Cell ("aAPC") for cancer immunotherapy.
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through March 31, 2023, no revenue has been recorded, therefore, no payments to MBC are currently due.
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
The Company will record a liability when such events become probable of occurring. The Company has not reached any of the milestones or transacted its first commercial sale as of March 31, 2023.
The Company must make minimum royalty payments, which began upon the fourth anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.
The Company has incurred $550,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the A&R JHU License Agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During the three months ended March 31, 2023 and 2022, the Company incurred $25,000 related to minimum royalties owed, included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $75,000 as of March 31, 2023 and $50,000 as of December 31, 2022.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of March 31, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.
9.Restructuring Activities
In November 2022, the Company announced that, following a strategic review of its pipeline, indications, timelines and cash position, it implemented a strategic realignment initiative, which was designed to reduce costs and reallocate resources towards its AIM INJ preclinical development programs. The Company initiated a workforce reduction plan to reduce headcount by 30%, primarily affecting the clinical development, manufacturing and administrative staff that had been needed to support the AIM ACT adoptive cell therapy clinical programs. The plan reduced the Company’s workforce from 74 full-time employees to approximately 50 full-time employees. The Company will incur $0.7 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures.

The following table summarizes the charges related to the restructuring activities as of March 31, 2023. Restructuring expenses during the year ended December 31, 2022 was $0.5 million. The Company expects to complete the restructuring in the second quarter of 2023.

	Accrued Restructuring Expenses			Accrued Restructuring Expenses
	December 31, 2022	Expenses	Less: Payments	March 31, 2023
Severance, benefits and related costs due to workforce reduction	$382,389	$126,170	$(452,112)	$56,447
Totals	$382,389	$126,170	$(452,112)	$56,447
10. Stockholders’ Equity
Issuances of Common Stock
In June 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and BTIG, LLC (together, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $50.0 million (the "Shares") from time to time through the Agents (the "Offering"). Subject to the terms and conditions of the Sales Agreement, any such sales made through the Agents can be made, based upon the Company's instructions, by methods deemed an “at-the-market" offering as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company agreed to pay the Agents a commission of 3.0% of the gross proceeds of any sales of shares sold pursuant to the Sales Agreement. To date, the Company sold an aggregate of 3,184,900 shares through the “at-the-market" offering facility resulting in net proceeds of $5.1 million. The Company did not sell shares through the “at-the-market" offering facility in the three months ended March 31, 2023.
11.Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”), which provides for the granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 660,838. In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which provides for granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 1,741,770 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 1,809,143. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and have reserved a total of 5,202,624 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. There are 1,863,566 shares available for issuance under the 2021 plan as of March 31, 2023.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board of Directors in accordance with the terms of the 2021 Plan. Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment.
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$259,730	$1,132,762
General and administrative expenses	582,716	513,090
Total stock-based compensation expense	$842,446	$1,645,852

The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	3,965,502	$7.38	8.0	$—
Granted	—	—
Exercised	—	—
Cancelled	(841)	10.50
Forfeited	(194,933)	5.95
Outstanding as of March 31, 2023	3,769,728	$7.45	6.3	—
Vested or expected to vest as of March 31, 2023	3,769,728	$7.45	6.3	—
Exercisable as of March 31, 2023	2,082,403	$9.09	4.3	—
Shares unvested as of March 31, 2023	1,687,325	$5.42	8.9	$—
There were no option grants in the three months ended March 31, 2023. The weighted average fair value of the options granted during the three months ended March 31, 2022 was $1.99. The options were valued using the Black-Scholes option-pricing model for the three months ended March 31, 2022 with the following assumptions:

2022
Expected volatility	78.8% to 79.0%
Risk-free interest rate	1.5% to 1.7%
Expected dividend yield	0%
Expected term	6.1 years
No options were exercised in three months ended March 31, 2023. The intrinsic value of stock options exercised for the three months ended March 31, 2022 was immaterial.
As of March 31, 2023, there was $5.2 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 2.1 years.
Restricted Stock Units
A restricted stock unit (“RSU”) represents the right to receive one of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.
The following is a summary of RSU activity for the 2021 Plan for the three months ended March 31, 2023:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at January 1, 2023	1,558,000	$0.45
Granted	—	—
Vested	—	—
Forfeited	(22,400)	0.45
Unvested and outstanding as of March 31, 2023	1,535,600	$0.45
As of March 31, 2023, there was $0.5 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.1 years.

12.Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants. For the three months ended March 31, 2023 and 2022, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options and RSUs were anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,565,077)	$(15,023,005)
Basic and diluted net loss per common share	$(0.37)	$(0.66)
Basic and diluted weighted average common shares outstanding	26,078,451	22,836,781
The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at March 31, 2023 and 2022 as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	3,769,728	2,942,868
Restricted stock unit	1,535,600	—
Total	5,305,328	2,942,868

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
Pursuant to the JRA, Zephyr will identify suitable antigens or combinations thereof for validation and testing by NexImmune. The Joint Steering Committee (the “JSC”) provided for by the JRA will then determine which identified candidates shall be subject to further analysis. NexImmune will validate which, if any, of the identified antigens are suitable for T-cell engagement and killing function (the “Final Candidates”). The JSC will make a good-faith determination as to whether the data supports the further IND-targeted development by NexImmune of any of the Final Candidates. The Company and Zephyr will jointly own any Final Candidates, including the intellectual property related thereto. Each of the Company and Zephyr shall be responsible for payment of their own respective costs and expenses in connection with the performance of their respective obligations under the JRA. If a Final Candidate is to be further developed, then the Company and Zephyr shall engage in good-faith negotiations to agree on the terms and conditions of an agreement with respect to the further development and commercialization of such Final Candidate. If such an agreement is not executed within the prescribed negotiation period, then neither the Company nor Zephyr may further develop such Final Candidate. The expenses related to the JRA for the three months ended March 31, 2023 and 2022 were immaterial.
14. Income Taxes
The Company has not recorded any tax provision or benefit for the three months ended March 31, 2023 and 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not to be realized at March 31, 2023 and December 31, 2023. The effective tax rate for the three months ended March 31, 2023 and 2022 is 0%.
15. Subsequent Event
On March 22, 2023, in order to retain and motivate employees and other key contributors of the Company, the board of directors approved a one-time stock option repricing (the “Option Repricing”). Pursuant to the Option Repricing, the exercise price of all of the below stock options to purchase shares of the Company’s common stock previously granted under our 2017 Equity Incentive Plan, 2018 Equity Incentive Plan and 2021 Equity Incentive Plan (the “Repriced Options”) was amended as of April 4, 2023 (the “Effective Date”) to reduce the exercise prices of such options to a price equal to or greater than the closing price per share of the Company’s common stock on The Nasdaq Stock Market on the Effective Date, which was $0.41 (the “Nasdaq Market Price”), on the terms described below:

Repriced Options	Terms of Repriced Options vested or vesting within six months following the Effective Date	Terms of Repriced Options vesting more than six months following the Effective Date
All options held by employees other than our executive officers, in good standing on the Effective Date	The Option Repricing exercise price will be equal to 2.5 times the Nasdaq Market Price, or $1.03.	The Option Repricing exercise price will be equal to the Nasdaq Market Price, or $0.41.
All options held by our current executive officers and 100,000 options held by Jerome Zeldis, our former EVP and Head of Research & Development	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price, or $1.23.	The Option Repricing exercise price will be equal to 2.0 times the Nasdaq Market Price, or $0.82.
All options held by our directors	The Option Repricing exercise price will be equal to 4.0 times the Nasdaq Market Price, or $1.64.	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price, $1.23.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 28, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

In November 2022, we announced that, following a strategic review of our pipeline, indications, timelines and cash position, we are implementing a strategic realignment initiative, which is designed to reduce costs and reallocate resources towards our Artificial Immune Modulation, or AIM, preclinical development programs. We call the adoptive cell therapy modality AIM ACT, and the direct-injectable off-the-shelf modality AIM INJ. Both modalities share the same mechanism of action in engaging and directing antigen specific T cell responses. As part of this strategy, we will focus on developing AIM INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. We will also pause development of our current adoptive cell therapy, or AIM ACT, product candidates, NEXI-001 and NEXI-003. As previously disclosed, the NEXI-002 trial in Multiple Myeloma will remain paused. We intend to explore external opportunities that may permit us to continue to advance these clinical programs.
The backbone of our approach is our proprietary Artificial Immune Modulation, or AIM. One of the critical advantages of the AIM technology platform is the ability to rapidly customize it for new therapeutics, in a modular, Lego-like manner. We have developed protein conjugation techniques so that nanoparticles can be customized quickly for different antigens, HLA alleles and Signal 2 messages. It is even possible to add additional signals or homing proteins. This gives the platform tremendous flexibility and application in oncology and infectious disease (where up-regulatory messages are delivered to targeted T cells) but also autoimmune disorders (where down-regulatory or apoptopic messages are delivered to targeted T cells). These conjugation techniques also apply to both the ex vivo adoptive cell therapy modality, called AIM ACT, and the in vivo directly-injectable modality, called AIM INJ.
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
We were incorporated under the laws of the State of Delaware on June 7, 2011. In June 2011, we exclusively licensed the core AIM technology from The Johns Hopkins University, or Johns Hopkins. See “Business—Johns Hopkins License Agreement” for information about this license in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 28, 2023.
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
To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock, our convertible promissory notes, the IPO, and an “at-the-market" offering facility. In February 2021, we completed the IPO and issued and sold an aggregate 7,441,650 shares of common stock, which included 970,650 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs. To date, we sold an aggregate of 3,184,900 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million.
We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. As of March 31, 2023, we had an accumulated deficit of $199.8 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates.
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
As part of our updated corporate strategy announced in November 2022, we initiated a workforce reduction plan to reduce headcount by approximately 30%, primarily affecting the clinical development, manufacturing and administrative staff that had been needed to support the AIM ACT adoptive cell therapy clinical programs. The plan reduced our workforce from 74 full-time employees prior to the announcement to approximately 50 full-time employees. We incurred $0.5 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. Management communicated the workforce reduction on November 14, 2022.
As of March 31, 2023, we had cash and cash equivalents of $22.3 million.
Nasdaq Delisting Notification or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
As previously reported, on October 25, 2022, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a grace period of 180 days, or until April 24, 2023, to regain compliance with the Minimum Bid Price Requirement.
On April 25, 2023 we received a letter from Nasdaq advising that the Company had been granted a 180-day extension to October 23, 2023 to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A) and that effective at the opening of business on April 26, 2023, the listing of the Company’s common stock was transferred to The Nasdaq Capital Market.
The Company will continue to monitor the closing bid price of its Common Stock and may, if appropriate, consider implementing available options, including but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during this 180-day extension.
Components of our Results of Operations
Research and Development Expenses
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
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$6,124	$10,449	$(4,325)
General and administrative	3,701	4,605	(903)
Total operating expenses	9,825	15,054	(5,228)
Loss from operations	(9,825)	(15,054)	5,228
Other income (expense):
Interest income	275	33	242
Other expense	(14)	(3)	(12)
Other income, net	260	31	230
Net loss	$(9,565)	$(15,023)	$5,458
Research and Development Expenses. Research and development expenses were $6.1 million and $10.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $4.3 million was due primarily to a decrease of $2.6 million on research and preclinical manufacturing, $1.0 million in clinical trial expenses, and $0.9 million related to salary and benefits from stock compensation expense impacted by terminations. The decrease was offset by increases of $0.2 million in facility and consulting fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $3.7 million and $4.6 million for the tthree months ended March 31, 2023 and 2022, respectively. The decrease of $0.9 million was due primarily to decreases of $0.2 million in salary, benefits, and stock compensation expense and $0.7 million in legal and other administrative fees.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2023, we had cash and cash equivalents of $22.3 million. We expect our negative cash flows from operating activities to continue and thus have determined that the losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance date of these Financial Statements.
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
Nasdaq Delisting Notification or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
As previously reported, on October 25, 2022, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a grace period of 180 days, or until April 24, 2023, to regain compliance with the Minimum Bid Price Requirement.
On April 25, 2023 we received a letter from Nasdaq advising that the Company had been granted a 180-day extension to October 23, 2023 to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A) and that effective at the opening of business on April 26, 2023, the listing of the Company’s common stock was transferred to The Nasdaq Capital Market.
The Company will continue to monitor the closing bid price of its Common Stock and may, if appropriate, consider implementing available options, including but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during this 180-day extension.
Cash Flows
The following table sets forth a summary of the net cash flow activity:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,284)	$(16,475)
Investing activities	$(43)	$10,619
Financing activities	$—	$33
Net decrease in cash, cash equivalents and restricted cash	$(12,327)	$(5,823)
Operating Activities
Net cash used in operating activities was $12.3 million and $16.5 million for the three months ended March 31, 2023 and 2022, respectively. The net cash used in operating activities for the three months ended March 31, 2023 and 2022 was primarily due to our net loss of $9.6 million, resulting from research and development expenses of $6.1 million as we continue our preclinical research and preclinical manufacturing to support clinical programs and $3.7 million of administrative expenses for salary and related expenses and professional fees.
The net cash used in operating activities for the three months ended March 31, 2022 was primarily due to our net loss of $15.0 million, consisting of $10.4 million for research and development expenses primarily in preclinical research expenses and manufacturing as we prepared for our clinical program, and $4.6 million in administrative expenses for salary and related expenses and professional fees.
Investing Activities
Net cash used in investing activities was nominal for the three months ended March 31, 2023. Net cash used in investing activities of $10.6 million for the three months ended March 31, 2022 was primarily due to the maturities of $27.0 million in available-for-sale marketable securities partially offset by the purchase of $16.0 million in available-for-sale marketable securities and the purchase of $0.3 million in property and equipment.
Financing Activities
There was no cash provided by financing activities for the three months ended March 31, 2023. Net cash provided by financing activities was nominal for the three months ended March 31, 2022.
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
While our significant accounting policies are described in more detail in Note 3, “Summary of Significant Accounting Policies”, in our Form 10-K for the year ended December 31, 2022, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.
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
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Basis of Presentation and Significant Accounting Policies”.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three months ended March 31, 2023 or 2022.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
On October 25, 2022, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Notice”). We were provided a compliance period of 180 calendar days from the date of the Notice, or until April 24, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On April 25, 2023, we were provided an additional compliance period of 180 calendar days, or until October 23, 2023, to regain compliance with the minimum closing bid requirement. Effective at the opening of business on April 26, 2023, the listing of the Company's common stock was transferred to The Nasdaq Capital Market.
We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, secure another period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2023 and 2022 that were not registered under the Securities Act.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.
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

NEXIMMUNE, INC.

Date: May 15, 2023	By:	/s/ Kristi Jones
Kristi Jones
President and Chief Executive Officer

Date: May 15, 2023	By:	/s/ John Trainer
John Trainer
Chief Financial Officer