Form 10-Q
period 2023-06-30
NexImmune, Inc.
filed 2023-08-10
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, the registrant had 26,078,451 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“this Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to execute successfully on our strategic realignment announced in November 2022, including with respect to our realigned focus on the development of the Artificial Immune Modulation (“AIM”) INJ platform;
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
•the development of major public health concerns, including the novel coronavirus (“COVID-19”) outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements; and
•our financial performance.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”), on March 28, 2023, in our most recent Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed with the SEC on May 15, 2023, and those described under the “Risk Factors” section and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.
You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEXIMMUNE, INC.
BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,281,020	$34,642,340
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	2,163,990	2,671,411
Total current assets	18,500,010	37,368,751
Property and equipment, net	3,970,516	4,459,071
Operating lease right-of-use assets	703,217	967,032
Other non-current assets	300,205	264,970
Total assets	$23,473,948	$43,059,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$582,510	$2,377,374
Accrued expenses	5,139,784	7,357,153
Operating lease liabilities, current	545,285	599,047
Total current liabilities	6,267,579	10,333,574
Operating lease liabilities, net of current portion	203,887	425,766
Total liabilities	6,471,466	10,759,340
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.0001 par value, 250,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 26,078,451 shares issued and outstanding as of June 30, 2023 and December 31, 2022	2,608	2,608
Additional paid-in-capital	224,381,109	222,547,530
Accumulated deficit	(207,381,235)	(190,249,654)
Total stockholders’ equity	17,002,482	32,300,484
Total liabilities and stockholders’ equity	$23,473,948	$43,059,824
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$4,880,338	$11,837,519	$11,004,382	$22,286,362
General and administrative	2,904,321	4,088,445	6,605,686	8,693,124
Total operating expenses	7,784,659	15,925,964	17,610,068	30,979,486
Loss from operations	(7,784,659)	(15,925,964)	(17,610,068)	(30,979,486)
Other income (expense):
Interest income	223,321	84,221	498,059	117,314
Other expense	(5,166)	(19,046)	(19,572)	(21,622)
Other income, net	218,155	65,175	478,487	95,692
Net loss	$(7,566,504)	$(15,860,789)	$(17,131,581)	$(30,883,794)
Basic and diluted per common share	$(0.29)	$(0.69)	$(0.66)	$(1.35)
Basic and diluted weighted-average number of common shares outstanding	26,078,451	22,871,369	26,078,451	22,854,311

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,566,504)	$(15,860,789)	$(17,131,581)	$(30,883,794)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	11,243	—	(12,347)
Comprehensive loss	$(7,566,504)	$(15,849,546)	$(17,131,581)	$(30,896,141)
The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2023 and 2022 (unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2023	26,078,451	$2,608	$223,389,976	$(199,814,731)	$—	$23,577,853
Stock-based compensation	—	—	991,133	—	—	991,133
Net loss	—	—	—	(7,566,504)	—	(7,566,504)
Balance at June 30, 2023	26,078,451	$2,608	$224,381,109	$(207,381,235)	$—	$17,002,482

Balance at April 1, 2022	22,841,794	$2,284	$213,177,933	$(142,766,460)	$(20,578)	$70,393,179
Cashless exercise of stock options	51,757	5	(5)	—	—	—
Stock-based compensation	—	—	1,309,048	—	—	1,309,048
Change in unrealized gain available-for-sale securities	—	—	—	—	11,243	11,243
Net loss	—	—	—	(15,860,789)	—	(15,860,789)
Balance at June 30, 2022	22,893,551	$2,289	$214,486,976	$(158,627,249)	$(9,335)	$55,852,681

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2023 and 2022 (unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	26,078,451	$2,608	$222,547,530	$(190,249,654)	$—	$32,300,484
Stock-based compensation	—	—	1,833,579	—	—	1,833,579
Net loss	—	—	—	(17,131,581)	—	(17,131,581)
Balance at June 30, 2023	26,078,451	$2,608	$224,381,109	$(207,381,235)	$—	$17,002,482

Balance at January 1, 2022	22,828,904	$2,283	$211,498,827	$(127,743,455)	$3,012	$83,760,667
Exercise of stock options	12,890	1	33,254	—	—	33,255
Cashless exercise of stock options	51,757	5	(5)	—	—	—
Stock-based compensation	—	—	2,954,900	—	—	2,954,900
Change in unrealized loss available-for-sale securities	—	—	—	—	(12,347)	(12,347)
Net loss	—	—	—	(30,883,794)	—	(30,883,794)
Balance at June 30, 2022	22,893,551	$2,289	$214,486,976	$(158,627,249)	$(9,335)	$55,852,681

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(17,131,581)	$(30,883,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530,922	469,829
Accretion income on available-for-sale marketable securities, net	—	5,229
Loss on asset disposal	—	5,145
Stock-based compensation	1,833,579	2,954,900
Non-cash lease expense	263,815	245,917
Changes in operating assets and liabilities:
Prepaid expenses and other assets	472,188	(1,782,778)
Accounts payable	(1,794,864)	286,999
Accrued expenses	(2,211,999)	732,331
Operating lease liabilities	(275,641)	(233,292)
Net cash used in operating activities	(18,313,581)	(28,199,514)
Cash flows from investing activities
Purchase of property and equipment	(47,739)	(468,426)
Purchase of marketable securities	—	(21,509,940)
Proceeds from maturities of available-for-sale marketable securities	—	59,000,000
Proceeds from redemption of available-for-sale marketable securities	—	1,500,000
Net cash (used in) provided by investing activities	(47,739)	38,521,634
Cash flows from financing activities
Proceeds from the exercise of stock options	—	33,255
Net cash provided by financing activities	—	33,255
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,361,320)	10,355,375
Cash, cash equivalents and restricted cash at beginning of period	34,697,340	30,393,852
Cash, cash equivalents and restricted cash at end of period	$16,336,020	$40,749,227
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$375,118
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.Nature of the Business
NexImmune, Inc. (“Company,” “we,” “us” or “NexImmune”), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on June 7, 2011. The Company is an emerging biopharmaceutical company advancing a new generation of immunotherapies based on its proprietary Artificial Immune Modulation ("AIM") technology. The AIM nanotechnology platform, originally developed at Johns Hopkins University, is the foundation for an innovative approach to immunotherapy in which the body’s own immune system is stimulated to orchestrate a targeted T cell response against a disease. Central to the AIM technology are artificial AIM nanoparticles, which act as synthetic dendritic cells. These AIM nanoparticles can be programmed to present specific antigens to specific T cells orchestrating a highly targeted immune response. These AIM nanoparticles can be rapidly engineered to elicit an immune attack that can be directed toward any foreign substance or cell type in a patient’s body. The Company’s first two product candidates, both for the treatment of different types of cancer, entered clinical trials in 2020. Following a strategic review of the Company's corporate strategy, including with respect to its adoptive cell therapy programs, the Company determined in November 2022 to pause investments in its cell therapy product candidates, NEXI-001, NEXI-002, and NEXI-003. This realignment is designed to reduce costs and reallocate resources towards the AIM INJ preclinical development programs. As part of this strategy, we will focus on developing AIM INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. The Company is also exploring several external opportunities to continue to advance these programs.
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
As of June 30, 2023, the Company had an accumulated deficit of $207.4 million, negative cash flows from operating activities for the period ended June 30, 2023, and significant ongoing research and development expenses. While we have no outstanding debt and $16.3 million in cash and cash equivalents as of June 30, 2023, the Company expects its negative cash flows from operating activities to continue and thus has determined that its losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet the Company's obligations and sustain the Company's operations raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.
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
In management’s opinion, the accompanying financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present the financial position as of June 30, 2023 and December 31, 2022, and the statements of operations, statements of comprehensive loss, statements of changes in stockholders’ equity and statements of cash flows for the three and six month periods ended June 30, 2023 and 2022. Interim results are not necessarily indicative of results for an entire year.
Recent Accounting Standards and Pronouncements
Recently Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) ("ASU 2016-13"), which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The standard is effective for fiscal year beginning after December 15, 2022 and interim periods beginning after December 15, 2022 and requires a modified-retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. Early adoption is permitted. Based on the composition of the Company’s investment portfolio, current market conditions and historical credit loss activity, the adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations or the related disclosures. The Company adopted the new guidance on January 1, 2023 and determined there was no impact.
3.Cash, Cash Equivalents, and Restricted Cash
The following table presents the Company’s cash, cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Recurring Fair Value Measurement
Cash and cash equivalents:
Cash	$1,084,857	$2,940,733
Money market funds	15,196,163	23,722,328	Level 1
Fixed income debt securities	—	7,979,279	Level 2
Total cash and cash equivalents	16,281,020	34,642,340
Restricted cash	55,000	55,000
Total cash, cash equivalents, and restricted cash	$16,336,020	$34,697,340
The Company considers all investments in highly liquid financial instruments with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent those required as collateral on corporate credit cards.

4.Fair Value Measurements
The Company’s financial instruments include cash, cash equivalents, marketable securities, accounts payable and accrued expenses. The fair values of the cash, cash equivalents, accounts payable and accrued expenses approximated their carrying values as of June 30, 2023 and December 31, 2022 due to their short-term maturities.
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
There were no Level 3 recurring fair value measurements as of June 30, 2023 and December 31, 2022.
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$15,196,163	$—	$—	$23,722,328	$—	$—
Fixed income debt securities	—	—	—	—	7,979,279	—
	$15,196,163	$—	$—	$23,722,328	$7,979,279	$—
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Prepaid research and development expenses	$581,951	$1,176,491
Prepaid maintenance agreements	295,689	369,606
Prepaid insurance	814,199	403,653
Prepaid other	100,294	245,278
Interest receivable	66,931	74,467
Other current assets	304,926	401,916
Total prepaid expenses and other current assets	$2,163,990	$2,671,411

6.Property and Equipment
Property and equipment consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Laboratory equipment	$6,835,058	$6,803,996
Computer equipment and software	529,605	516,974
Furniture and fixtures	47,877	47,877
Leasehold improvements	318,491	319,816
	7,731,031	7,688,663
Less accumulated depreciation and amortization	(3,760,515)	(3,229,592)
Total property and equipment, net	$3,970,516	$4,459,071
Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively and $0.5 million for each of the six months ended June 30, 2023 and 2022.
7.Accrued Expenses
A summary of the components of accrued expenses is as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued research and development costs	$2,309,757	$3,210,794
Accrued salaries, benefits and related expenses	2,395,730	3,855,797
Accrued professional fees	406,550	267,383
Other accrued expenses	27,747	23,179
Total accrued expenses	$5,139,784	$7,357,153
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
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through June 30, 2023, no revenue has been recorded, therefore, no payments to MBC are currently due.
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
The Company will record a liability when such events become probable of occurring. The Company has not reached any of the milestones or transacted its first commercial sale as of June 30, 2023.
The Company must make minimum royalty payments, which began upon the fourth anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.
The Company has incurred $575,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the A&R JHU License Agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During the each of the three and six months ended June 30, 2023 and 2022, the Company incurred $25,000 and $50,000, respectively, related to minimum royalties owed, which is included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $100,000 as of June 30, 2023 and $50,000 as of December 31, 2022.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of June 30, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.
9.Restructuring Activities
In November 2022, the Company announced that, following a strategic review of its pipeline, indications, timelines and cash position, it implemented a strategic realignment initiative, which was designed to reduce costs and reallocate resources towards its AIM INJ preclinical development programs. The Company initiated a workforce reduction plan to reduce headcount by 30%, primarily affecting the clinical development, manufacturing and administrative staff that had been needed to support the AIM ACT adoptive cell therapy clinical programs. The plan reduced the Company’s workforce from 74 full-time employees to approximately 50 full-time employees. The Company incurred $0.7 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures.

The following table summarizes the charges related to the restructuring activities as of June 30, 2023. Restructuring expenses during the year ended December 31, 2022 was $0.5 million. The Company expects to complete the restructuring in the third quarter of 2023.

	Accrued Restructuring Expenses			Accrued Restructuring Expenses
	December 31, 2022	Expenses	Less: Payments	June 30, 2023
Severance, benefits and related costs due to workforce reduction	$382,389	$146,772	$(508,559)	$20,602
Totals	$382,389	$146,772	$(508,559)	$20,602
10. Stockholders’ Equity
Issuances of Common Stock
On March 9, 2022, the Company filed a prospectus (the “Prospectus”) with the SEC pursuant to which we disclosed that we may offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, rights or units having a maximum aggregate offering price of $200 million.
On June 17, 2022, the Company filed a prospectus supplement (the “Prospectus Supplement”) with the SEC, which described the terms of the Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and BTIG, LLC (together, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock, $0.0001 par value per share, at an aggregate offering price of up to $50.0 million (the "Shares") from time to time through the Agents (the "Offering"). The Prospectus Supplement limits the amounts that the Company may sell under the registration statement as the Company is subject to General Instruction I.B.6 of Form S-3. The Company currently may offer and sell shares of common stock having an aggregate offering price of up to $4.2 million under the Sales Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the Sales Agreement under the Prospectus.
Subject to the terms and conditions of the Sales Agreement, any such sales made through the Agents can be made, based upon the Company's instructions, by methods deemed an “at-the-market" offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company agreed to pay the Agents a commission of 3.0% of the gross proceeds of any sales of shares sold pursuant to the Sales Agreement. To date, the Company sold an aggregate of 3,184,900 shares through the “at-the-market" offering facility resulting in net proceeds of $5.1 million. The Company did not sell shares through the “at-the-market" offering facility in the three and six months ended June 30, 2023.
11.Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”), which provides for the granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 660,838. In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which provides for the granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 1,741,770 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 1,809,143 shares. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and have reserved a total of 5,202,624 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. There are 1,059,253 shares available for issuance under the 2021 plan as of August 1, 2023.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Company's Board of Directors (the "Board") in accordance with the terms of the 2021 Plan. Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment.
On March 22, 2023, in order to retain and motivate employees and other key contributors of the Company, the Board approved a one-time stock option repricing (the “Option Repricing”). Pursuant to the Option Repricing, the exercise price of all of the below stock options to purchase shares of the Company’s common stock previously granted under our 2017 Plan, 2018 Plan and 2021 Plan (the “Repriced Options”) was amended as of April 4, 2023 (the “Effective Date”) to reduce the exercise prices of such options to a price equal to or greater than the closing price per share of the Company’s common stock on The

Nasdaq Stock Market on the Effective Date, which was $0.41 per share (the “Nasdaq Market Price”), on the terms described below:

Repriced Options	Terms of Repriced Options vested or vesting within six months following the Effective Date	Terms of Repriced Options vesting more than six months following the Effective Date
All options held by employees other than our executive officers, in good standing on the Effective Date	The Option Repricing exercise price will be equal to 2.5 times the Nasdaq Market Price, or $1.03.	The Option Repricing exercise price will be equal to the Nasdaq Market Price, or $0.41.
All options held by our current executive officers and 100,000 options held by Jerome Zeldis, our former Executive Vice President and Head of Research & Development	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price, or $1.23.	The Option Repricing exercise price will be equal to 2.0 times the Nasdaq Market Price, or $0.82.
All options held by our directors	The Option Repricing exercise price will be equal to 4.0 times the Nasdaq Market Price, or $1.64.	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price, $1.23.
The Company treated the Option Repricing as a modification to the original stock option grant because the terms of the agreements were modified. The total number of options issued and outstanding were not impacted by the Option Repricing.
The calculation of the incremental compensation expense is based on the excess of the fair value of the award measured immediately before and after the modification. The total incremental expense calculated to be recognized over the service period is $0.3 million. As a result, the Company recognized an incremental compensation expense for vested shares of $0.2 million associated with the modification arising from the Option Repricing for the three and six months ended June 30, 2023.
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$324,422	$871,307	$584,152	$2,004,069
General and administrative expenses	666,711	437,741	1,249,427	950,831
Total stock-based compensation expense	$991,133	$1,309,048	$1,833,579	$2,954,900
The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	3,965,502	$7.38	8.0	$—
Granted	851,290	0.41
Exercised	—	—
Cancelled	(653,592)	13.22
Forfeited	(201,415)	5.82
Outstanding as of June 30, 2023	3,961,785	$1.09	7.9	$—
Vested or expected to vest as of June 30, 2023	3,961,785	$1.09	7.9	—
Exercisable as of June 30, 2023	2,122,604	$1.52	6.8	—
Shares unvested as of June 30, 2023	1,839,181	$0.59	9.1	$—

The weighted average fair value of the options granted during the six months ended June 30, 2023 and 2022 was $0.31 and $2.45, respectively. The options were valued using the Black-Scholes option-pricing model for the six months ended June 30, 2023 and 2022 with the following assumptions:

	2023	2022
Expected volatility	90.2%	78.6% to 81.3%
Risk-free interest rate	3.4%	1.5% to 3.6%
Expected dividend yield	0%	0%
Expected term	6.1 years	5.5 to 6.1 years
No options were exercised in the six months ended June 30, 2023. The intrinsic value of stock options exercised for the six months ended June 30, 2022 was $0.2 million.
As of June 30, 2023, there was $4.9 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 2.7 years.
Restricted Stock Units
A restricted stock unit (“RSU”) represents the right to receive one of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.
The following is a summary of RSU activity for the 2021 Plan for the six months ended June 30, 2023:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at January 1, 2023	1,558,000	$0.45
Granted	—	—
Vested	—	—
Forfeited	(32,500)	0.45
Unvested and outstanding as of June 30, 2023	1,525,500	$0.45
As of June 30, 2023, there was $0.4 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 0.9 years.
12.Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants. For the three and six months ended June 30, 2023 and 2022, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options and RSUs were anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,566,504)	$(15,860,789)	$(17,131,581)	$(30,883,794)
Basic and diluted net loss per common share	$(0.29)	$(0.69)	$(0.66)	$(1.35)
Basic and diluted weighted average common shares outstanding	26,078,451	22,871,369	26,078,451	22,854,311
The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at June 30, 2023 and 2022 as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	3,961,785	3,976,311	3,961,785	3,976,311
Restricted stock unit	1,525,500	—	1,525,500	—
Total	5,487,285	3,976,311	5,487,285	3,976,311

13.Related Party Transaction
On March 16, 2022, the Company and Zephyr AI, Inc. (“Zephyr”) entered into a Joint Research Agreement (the “JRA”) focused on the joint collaboration, identification and validation of certain targets in order to facilitate further research, development and potential commercialization of immunotherapies. Zephyr is owned by a holding company and multiple members of our Board serve on Zephyr’s board of directors. The JRA term is two years unless mutually extended.
Pursuant to the JRA, Zephyr will identify suitable antigens or combinations thereof for validation and testing by NexImmune. The Joint Steering Committee (the “JSC”) provided for by the JRA will then determine which identified candidates shall be subject to further analysis. NexImmune will validate which, if any, of the identified antigens are suitable for T-cell engagement and killing function (the “Final Candidates”). The JSC will make a good-faith determination as to whether the data supports the further IND-targeted development by NexImmune of any of the Final Candidates. The Company and Zephyr will jointly own any Final Candidates, including the intellectual property related thereto. Each of the Company and Zephyr shall be responsible for payment of their own respective costs and expenses in connection with the performance of their respective obligations under the JRA. If a Final Candidate is to be further developed, then the Company and Zephyr shall engage in good-faith negotiations to agree on the terms and conditions of an agreement with respect to the further development and commercialization of such Final Candidate. If such an agreement is not executed within the prescribed negotiation period, then neither the Company nor Zephyr may further develop such Final Candidate. The expenses related to the JRA for the three and six months ended June 30, 2023 and 2022 were immaterial.
Beginning in June 2022, the Company entered into a series of statement of works with the Center for Discovery & Innovation at Hackensack Meridian Health ("CDI") to enhance the Company's AIM platform. The Chairman of the Board of CDI is a Board member. The total value of the statement of works through July 31, 2023 is $0.2 million. The expenses incurred to the CDI for the three and six months ended June 30, 2023 was $43,000. There were no expenses incurred for the three and six months ended June 30, 2022. The Company has recorded no accrual as of June 30, 2023.
14. Income Taxes
The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2023 and 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not to be realized at June 30, 2023 and December 31, 2023. The effective tax rate for each of the three and six months ended June 30, 2023 and 2022 is 0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“this Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 28, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investor section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media and others interested in us to review the information that it shares on the Investor section of our website, www.neximmune.com.
Overview
We are a clinical stage biotechnology company developing a novel approach to immunotherapy designed to employ the body’s own T cells to generate an antigen-specific cell-mediated immune response with curative potential for the patient. Our mission is to create therapies with curative potential for patients with cancer and other life-threatening immune-mediated diseases.
In November 2022, we announced that, following a strategic review of our pipeline, indications, timelines and cash position, we are implementing a strategic realignment initiative, which is designed to reduce costs and reallocate resources towards our Artificial Immune Modulation ("AIM"), preclinical development programs. We call the adoptive cell therapy modality AIM ACT, and the direct-injectable off-the-shelf modality AIM INJ. Both modalities share the same mechanism of action in engaging and directing antigen specific T cell responses. As part of this strategy, we will focus on developing AIM INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. We will also pause development of our current adoptive cell therapy ("AIM ACT") product candidates, NEXI-001 and NEXI-003. As previously disclosed, the NEXI-002 trial in Multiple Myeloma will remain paused. We intend to explore external opportunities that may permit us to continue to advance these clinical programs.
The backbone of our approach is our proprietary AIM. One of the critical advantages of the AIM technology platform is the ability to rapidly customize it for new therapeutics, in a modular, Lego-like manner. We have developed protein conjugation techniques so that nanoparticles can be customized quickly for different antigens, HLA alleles and Signal 2 messages. It is even possible to add additional signals or homing proteins. This gives the platform tremendous flexibility and application in oncology and infectious disease (where up-regulatory messages are delivered to targeted T cells) but also autoimmune disorders (where down-regulatory or apoptopic messages are delivered to targeted T cells). These conjugation techniques also apply to both the ex vivo adoptive cell therapy modality, called AIM ACT, and the in vivo directly-injectable modality, called AIM INJ.
The AIM INJ modality is designed to enable AIM nanoparticles to engage CD8+ T cells directly inside the body without the need for ex vivo expansion and manufacturing, which we believe will result in a greater ease of administration and a less complex and less expensive manufacturing process. We have completed substantial non-clinical work to advance the AIM INJ modality towards a potential investigational new drug application ("IND"), filing, including preparing appropriate IND-enabling experiments in support of a planned clinical program focusing on solid tumors.
We were incorporated under the laws of the State of Delaware on June 7, 2011. In June 2011, we exclusively licensed the core AIM technology from Johns Hopkins University ("JHU"). See “Business—Johns Hopkins License Agreement” for information about this license in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 28, 2023.
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
To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock, our convertible promissory notes, the initial public offering (the "IPO"), and an “at-the-market" offering facility. In February 2021, we completed the IPO and issued and sold an aggregate 7,441,650 shares of common stock, which included 970,650 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs. To date, we sold an aggregate of 3,184,900 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million.
We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. As of June 30, 2023, we had an accumulated deficit of $207.4 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates.
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
As part of our updated corporate strategy announced in November 2022, we initiated a workforce reduction plan to reduce headcount by approximately 30%, primarily affecting the clinical development, manufacturing and administrative staff that had been needed to support the AIM ACT adoptive cell therapy clinical programs. The plan reduced our workforce from 74 full-time employees prior to the announcement to approximately 50 full-time employees. We incurred $0.7 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. Management communicated the workforce reduction on November 14, 2022.
As of June 30, 2023, we had cash and cash equivalents of $16.3 million.
Nasdaq Delisting Notification or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
As previously reported, on October 25, 2022, we received a letter from the Listing Qualifications Department (the “Listing Qualifications Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a grace period of 180 days, or until April 24, 2023, to regain compliance with the Minimum Bid Price Requirement.
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
•external research and development expenses incurred under agreements with contract research organizations ("CROs"), and consultants to conduct our preclinical, toxicology and other preclinical studies;
•laboratory supplies;
•costs related to manufacturing product candidates, including fees paid to third-party manufacturers and raw material suppliers;
•license fees and research funding; and
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment and other supplies.
Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators and other third-party service providers to assist us with the execution of our clinical trials. We also expect to incur additional expenses related to milestone and royalty payments payable to JHU.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$4,880	$11,838	$(6,957)
General and administrative	2,904	4,088	(1,184)
Total operating expenses	7,785	15,926	(8,141)
Loss from operations	(7,785)	(15,926)	8,141
Other income (expense):
Interest income	223	84	139
Other expense	(5)	(19)	14
Other income, net	218	65	153
Net loss	$(7,567)	$(15,861)	$8,294
Research and Development Expenses. Research and development expenses were $4.9 million and $11.8 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $7.0 million was due primarily to a decrease of $3.5 million on research and preclinical manufacturing, a $1.6 million decrease in clinical trial expenses, and $2.0 million decrease related to salary and benefits from stock compensation expense impacted by terminations. The decrease was offset by increases of $0.1 million in facility and consulting fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $2.9 million and $4.1 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $1.2 million was due primarily to decreases of $1.1 million in legal and other administrative fees and $0.1 million in salary, benefits, and stock compensation expense.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$11,004	$22,286	$(11,282)
General and administrative	6,606	8,693	(2,087)
Total operating expenses	17,610	30,979	(13,369)
Loss from operations	(17,610)	(30,979)	13,369
Other income (expense):
Interest income	498	117	381
Other expense	(20)	(22)	2
Other income, net	478	96	383
Net loss	$(17,132)	$(30,884)	$13,752
Research and Development Expenses. Research and development expenses were $11.0 million and $22.3 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $11.3 million was due primarily to a decrease of $6.1 million on research and preclinical manufacturing, a $2.6 million decrease in clinical trial expenses, and $2.9 million decrease related to salary and benefits from stock compensation expense impacted by terminations. The decrease was offset by increases of $0.3 million in facility and consulting fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $6.6 million and $8.7 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $2.1 million was due primarily to decreases of $1.8 million in legal and other administrative fees and $0.3 million in salary, benefits, and stock compensation expense.
Interest Income. Interest income increased $0.4 million due to higher interest rates on holdings of cash and cash equivalents.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2023, we had cash and cash equivalents of $16.3 million. We expect our negative cash flows from operating activities to continue and thus have determined that the losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance date of these Financial Statements.
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
Convertible Note Financing
From April 2020 through December 31, 2020, we issued aggregate principal amount of $21,618,286 in the form of convertible notes, which bear interest at the rate of 6% per annum and mature in April 2021.
In January 2021, we issued an additional aggregate principal amount of $9,031,480 in the form of convertible notes, which bore interest at the rate of 6% per annum and had a scheduled maturity date in April 2021.
Paycheck Protection Program Loan
On April 23, 2020, we entered into an unsecured loan agreement with JPMorgan Chase Bank (“Chase”) under the terms of which Chase loaned us $843,619 (“the PPP Loan”), pursuant to the Paycheck Protection Program (“PPP”), under the Coronavirus Aid, Relief, and Economic Security Ac (“CARES Act”). In accordance with the requirements of the CARES Act, we used the proceeds primarily for payroll costs and other eligible expenses. The PPP Loan had a maturity date of April 23, 2022 and accrued interest at an annual rate of 0.98%. Interest and principal payments were deferred for the first six months of the loan. Thereafter, monthly interest and principal payments were due until the loan was fully satisfied. The promissory note evidencing the PPP Loan contained customary events of default resulting from, among other things, default in the payments. The use of loan proceeds must be for payroll costs, payment of interest on covered mortgage obligations, rent and utility costs over either an eight-week or 24-week period, at our option, following our receipt of the loan proceeds. We elected to use the proceeds over a 24-week period. We treat the PPP loan as debt under ASC 470, Debt. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. We submitted the PPP Loan forgiveness application in March 2021. The Company submitted the PPP Loan forgiveness application in March 2021 and received full forgiveness from the $843,619 loan under the PPP in July 2021.
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
"At-the-market" offering facility

In the year ended December 31, 2022, we sold an aggregate of 3,184,900 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million. For the three and six months ended June 30, 2023, no shares were sold from the “at-the-market” offering facility.
Nasdaq Delisting Notification or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
As previously reported, on October 25, 2022, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a grace period of 180 days, or until April 24, 2023, to regain compliance with the Minimum Bid Price Requirement.
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
Cash Flows
The following table sets forth a summary of the net cash flow activity:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,314)	$(28,200)
Investing activities	$(48)	$38,522
Financing activities	$—	$33
Net decrease in cash, cash equivalents and restricted cash	$(18,361)	$10,355
Operating Activities
Net cash used in operating activities was $18.3 million and $28.2 million for the six months ended June 30, 2023 and 2022, respectively. The net cash used in operating activities for the six months ended June 30, 2023 was primarily due to our net loss of $17.1 million, resulting from research and development expenses of $11.0 million as we continue our preclinical research and preclinical manufacturing to support clinical programs and $6.6 million of administrative expenses for salary and related expenses and professional fees.
The net cash used in operating activities for the six months ended June 30, 2022 was primarily due to our net loss of $30.9 million, consisting of $22.3 million for research and development expenses primarily in preclinical research expenses and manufacturing as we prepared for our clinical program, and $8.7 million in administrative expenses for salary and related expenses and professional fees.
Investing Activities
Net cash used in investing activities was nominal for the six months ended June 30, 2023. Net cash used in investing activities of $38.5 million for the six months ended June 30, 2022 was primarily due to the maturities of $59.0 million and redemption of $1.5 million in available-for-sale marketable securities partially offset by the purchase of $21.5 million in available-for-sale marketable securities and the purchase of $0.5 million in property and equipment.

Financing Activities
There was no cash provided by financing activities for the six months ended June 30, 2023. Net cash provided by financing activities was nominal for the six months ended June 30, 2022.
Funding Requirements
We believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. If we are not able to raise additional funding, we may not be able to enter into successful collaborations under favorable terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 3, “Summary of Significant Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2022, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.
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
Other Company Information
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012, as amended, (the “JOBS Act”). We will remain an EGC until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.07 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An EGC may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an EGC,
•we may present only two years of audited financial statements, plus unaudited condensed financial statements for any interim period, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this filing.
•we may avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
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
Under the JOBS Act, EGCs can also delay adopting new or revised accounting standards until such time as those standards apply to private companies, which may make our financial statements less comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Until the date that we are no longer an EGC or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act of 1933, as amended ("the Securities Act"), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which we will adopt the recently issued accounting standard.
We are also a “smaller reporting company,” meaning the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of the IPO was less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. After the IPO we may continue to be a smaller reporting company if either (1) the market value of our stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Quarterly Report on Form 10-Q and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Basis of Presentation and Significant Accounting Policies”.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.
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

Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the six months ended June 30, 2023 or 2022.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Other than the risk factor provided below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K, filed with the SEC on March 28, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the six months ended June 30, 2023 and 2022 that were not registered under the Securities Act.
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
The offer and sale of all of the shares of our common stock in our IPO of common stock was effected through a Registration Statement on Form S-1 (File No. 333- 252220) that was declared effective by the SEC on February 11, 2021.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXIMMUNE, INC.

Date: August 10, 2023	By:	/s/ Kristi Jones
Kristi Jones
President and Chief Executive Officer

Date: August 10, 2023	By:	/s/ John Trainer
John Trainer
Chief Financial Officer