Form 10-Q
period 2023-09-30
NexImmune, Inc.
filed 2023-11-17
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, the registrant had 1,058,125 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“this Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our plans and expectations for the Dissolution;
•our plans and expectations with respect to any potential alternatives to the Dissolution, including with respect to the development of the Artificial Immune Modulation (“AIM”) INJ platform, any potential product candidates developed using our AIM INJ platform, or any of NEXI-001, NEXI-002 or NEXI-003;
•our financial performance;
•our ability to continue as a going concern;
•our expectations related to the use of our cash; and
•our expectations regarding our ability to maintain the listing of our common stock on the Nasdaq Capital Market.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”), on March 28, 2023, in our most recent Quarterly Report on Form 10-Q for the three months ended June 30, 2023, filed with the SEC on August 10, 2023, and those described under the “Risk Factors” section and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEXIMMUNE, INC.
BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,000,210	$34,642,340
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	1,265,008	2,671,411
Total current assets	10,320,218	37,368,751
Property and equipment, net	3,705,418	4,459,071
Operating lease right-of-use assets	536,058	967,032
Other non-current assets	—	264,970
Total assets	$14,561,694	$43,059,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$737,494	$2,377,374
Accrued expenses	4,965,374	7,357,153
Operating lease liabilities, current	501,811	599,047
Total current liabilities	6,204,679	10,333,574
Operating lease liabilities, net of current portion	102,827	425,766
Total liabilities	6,307,506	10,759,340
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.0001 par value, 250,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 1,058,125 and 1,043,083 shares issued and outstanding as of September 30, 2023 and December 31, 2022	2,645	2,608
Additional paid-in-capital	225,486,965	222,547,530
Accumulated deficit	(217,235,422)	(190,249,654)
Total stockholders’ equity	8,254,188	32,300,484
Total liabilities and stockholders’ equity	$14,561,694	$43,059,824
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. The total authorized number of shares were not reduced. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,005,987	$11,136,500	$17,010,369	$33,422,862
General and administrative	3,989,780	3,719,601	10,595,466	12,412,725
Total operating expenses	9,995,767	14,856,101	27,605,835	45,835,587
Loss from operations	(9,995,767)	(14,856,101)	(27,605,835)	(45,835,587)
Other income (expense):
Interest income	154,900	226,752	652,959	344,066
Other expense	(13,320)	(100,031)	(32,892)	(121,653)
Other income, net	141,580	126,721	620,067	222,413
Net loss	$(9,854,187)	$(14,729,380)	$(26,985,768)	$(45,613,174)
Basic and diluted per common share	$(9.40)	$(15.09)	$(25.83)	$(48.78)
Basic and diluted weighted-average number of common shares outstanding	1,047,871	976,413	1,044,733	935,144
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(9,854,187)	$(14,729,380)	$(26,985,768)	$(45,613,174)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	9,335	—	(3,012)
Comprehensive loss	$(9,854,187)	$(14,720,045)	$(26,985,768)	$(45,616,186)
The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2023 and 2022 (unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2023	1,043,138	$2,608	$224,381,109	$(207,381,235)	$—	$17,002,482
Settlement of restricted stock units, net	15,063	37	(37)	—	—	—
Stock-based compensation	—	—	1,105,893	—	—	1,105,893
Net loss	—	—	—	(9,854,187)	—	(9,854,187)
Fractional shares adjustment due to reverse split	(76)	—	—	—	—	—
Balance at September 30, 2023	1,058,125	$2,645	$225,486,965	$(217,235,422)	$—	$8,254,188

Balance at July 1, 2022	915,742	$2,289	$214,486,976	$(158,627,249)	$(9,335)	$55,852,681
Issuance of common stock from "at-the-market" offering facility, net of transaction costs	127,396	319	5,145,090	—	—	5,145,409
Stock-based compensation	—	—	1,437,488	—	—	1,437,488
Change in unrealized gain available-for-sale securities	—	—	—	—	9,335	9,335
Net loss	—	—	—	(14,729,380)	—	(14,729,380)
Balance at September 30, 2022	1,043,138	$2,608	$221,069,554	$(173,356,629)	$—	$47,715,533
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2023 and 2022 (unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	1,043,138	$2,608	$222,547,530	$(190,249,654)	$—	$32,300,484
Settlement of restricted stock units, net	15,063	37	(37)
Stock-based compensation	—	—	2,939,472	—	—	2,939,472
Net loss	—	—	—	(26,985,768)	—	(26,985,768)
Fractional shares adjustment due to reverse split	(76)	—	—	—	—	—
Balance at September 30, 2023	1,058,125	$2,645	$225,486,965	$(217,235,422)	$—	$8,254,188

Balance at January 1, 2022	913,156	$2,283	$211,498,827	$(127,743,455)	$3,012	$83,760,667
Issuance of common stock from "at-the-market" offering facility, net of transaction costs	127,396	319	5,145,090	—	—	5,145,409
Exercise of stock options	516	1	33,254	—	—	33,255
Cashless exercise of stock options	2,070	5	(5)	—	—	—
Stock-based compensation	—	—	4,392,388	—	—	4,392,388
Change in unrealized loss available-for-sale securities	—	—	—	—	(3,012)	(3,012)
Net loss	—	—	—	(45,613,174)	—	(45,613,174)
Balance at September 30, 2022	1,043,138	$2,608	$221,069,554	$(173,356,629)	$—	$47,715,533
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(26,985,768)	$(45,613,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	796,464	730,701
Accretion income on available-for-sale marketable securities, net	—	(1,131)
Loss on asset disposal	(3,691)	94,803
Stock-based compensation	2,939,472	4,392,388
Non-cash lease expense	430,974	372,110
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,681,376	(1,387,936)
Accounts payable	(1,639,881)	264,716
Accrued expenses	(2,396,409)	1,445,551
Operating lease liabilities	(420,175)	(363,997)
Net cash used in operating activities	(25,597,638)	(40,065,969)
Cash flows from investing activities
Purchase of property and equipment	(48,720)	(1,031,153)
Proceeds from disposal of equipment	4,228	—
Purchase of marketable securities	—	(21,509,940)
Proceeds from maturities of available-for-sale marketable securities	—	71,500,000
Proceeds from redemption of available-for-sale marketable securities	—	1,500,000
Net cash (used in) provided by investing activities	(44,492)	50,458,907
Cash flows from financing activities
Proceeds from "at-the-market" offering facility	—	5,145,409
Proceeds from the exercise of stock options	—	33,255
Net cash provided by financing activities	—	5,178,664
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,642,130)	15,571,602
Cash, cash equivalents and restricted cash at beginning of period	34,697,340	30,393,852
Cash, cash equivalents and restricted cash at end of period	$9,055,210	$45,965,454
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$5,478
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.Nature of the Business
NexImmune, Inc. (“Company,” “we,” “us” or “NexImmune”), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on June 7, 2011. The Company is an emerging biopharmaceutical company advancing a new generation of immunotherapies based on its proprietary Artificial Immune Modulation ("AIM") technology. The AIM nanotechnology platform, originally developed at Johns Hopkins University, is the foundation for an innovative approach to immunotherapy in which the body’s own immune system is stimulated to orchestrate a targeted T cell response against a disease. Central to the AIM technology are artificial AIM nanoparticles, which act as synthetic dendritic cells. These AIM nanoparticles can be programmed to present specific antigens to specific T cells orchestrating a highly targeted immune response. These AIM nanoparticles can be rapidly engineered to elicit an immune attack that can be directed toward any foreign substance or cell type in a patient’s body. The Company’s first two product candidates, both for the treatment of different types of cancer, entered clinical trials in 2020. Following a strategic review of the Company's corporate strategy, including with respect to its adoptive cell therapy programs, the Company determined in November 2022 to pause investments in its cell therapy product candidates, NEXI-001, NEXI-002, and NEXI-003. This realignment was designed to reduce costs and reallocate resources towards the AIM INJ preclinical development programs. In August 2023, we issued a press release announcing that, in order to reduce our cash expenditures while continuing to pursue our existing strategic plan, our Board approved and our management implemented a reduction in workforce, designed to reduce costs and extend our cash. In October 2023, our Board approved a further reduction in force of substantially all of the Company’s employees, other than key members of management necessary to implement the wind up and support the efforts to maximize the value of the business and its assets. In November 2023, our Board unanimously approved the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution, subject to stockholder approval, while continuing to pursue alternatives intended to maximize the value of the business and its assets.
Going Concern
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern ("ASC 205-40"), requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet future financial obligations as they become due within one year after the date that the unaudited financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the unaudited financial statements are issued.
The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operations. The unaudited financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
As of September 30, 2023, the Company had an accumulated deficit of $217.2 million, negative cash flows from operating activities for the period ended September 30, 2023, and significant ongoing research and development expenses. While we have no outstanding debt and $9.0 million in cash and cash equivalents as of September 30, 2023, the Company expects its negative cash flows from operating activities to continue and thus has determined that its losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet the Company's obligations and sustain the Company's operations raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these unaudited financial statements.
In November 2023, our Board unanimously approved the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution, subject to stockholder approval, while continuing to pursue alternatives intended to maximize the value of the business and its assets. In connection with the potential alternatives to Dissolution, if any, management may raise additional capital through financing activities that may include public offerings and private placements of its common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. In the absence of additional capital, and in preparation for the planned Dissolution, the Company plans to continue to strategically manage its uncommitted spend, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which have included minimizing staff costs and delaying or terminating manufacturing and clinical trial costs.

There are inherent uncertainties associated with fundraising activities and activities to manage the Company’s uncommitted spending and the successful execution of these activities may not be within the Company’s control. There are no assurances that such additional funding will be obtained and that the Company will have any alternatives other than to implement the Dissolution, if approved by our stockholders. If the Company cannot successfully raise additional capital, its liquidity, financial condition and business prospects will be materially and adversely affected. The Company is continually looking into further capital planning and the evaluation of strategic alternatives. There is substantial doubt about the Company’s ability to continue as a going concern.
Reverse Stock Split
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock (the “Reverse Stock Split”). The total authorized number of shares were not reduced. The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on October 17, 2023, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on October 18, 2023. The Reverse Stock Split was effective on October 18, 2023. All references to common stock, warrants to purchase common stock, options to purchase common stock, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Payment for fractional shares resulting from the reverse stock split amounted to $339.59.
Approval of Plan of Dissolution
On November 2, 2023, the Board of the Company unanimously approved the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution, subject to stockholder approval, while continuing to pursue alternatives intended to maximize the value of the business and its assets.
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
In management’s opinion, the accompanying financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present the financial position as of September 30, 2023 and December 31, 2022, and the statements of operations, statements of comprehensive loss, statements of changes in stockholders’ equity and statements of cash flows for the three and nine month periods ended September 30, 2023 and 2022. Interim results are not necessarily indicative of results for an entire year.
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
1

3.Cash, Cash Equivalents, and Restricted Cash
The following table presents the Company’s cash, cash equivalents and restricted cash as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Recurring Fair Value Measurement
Cash and cash equivalents:
Cash	$874,470	$2,940,733
Money market funds	8,125,740	23,722,328	Level 1
Fixed income debt securities	—	7,979,279	Level 2
Total cash and cash equivalents	9,000,210	34,642,340
Restricted cash	55,000	55,000
Total cash, cash equivalents, and restricted cash	$9,055,210	$34,697,340
The Company considers all investments in highly liquid financial instruments with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent those required as collateral on corporate credit cards.
4.Fair Value Measurements
The Company’s financial instruments include cash, cash equivalents, marketable securities, accounts payable and accrued expenses. The fair values of the cash, cash equivalents, accounts payable and accrued expenses approximated their carrying values as of September 30, 2023 and December 31, 2022 due to their short-term maturities.
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

There were no Level 3 recurring fair value measurements as of September 30, 2023 and December 31, 2022.
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$8,125,740	$—	$—	$23,722,328	$—	$—
Fixed income debt securities	—	—	—	—	7,979,279	—
	$8,125,740	$—	$—	$23,722,328	$7,979,279	$—
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Prepaid research and development expenses	$457,044	$1,176,491
Prepaid maintenance agreements	87,991	369,606
Prepaid insurance	512,430	403,653
Prepaid other	96,155	245,278
Interest receivable	39,009	74,467
Other current assets	72,379	401,916
Total prepaid expenses and other current assets	$1,265,008	$2,671,411
6.Property and Equipment
Property and equipment consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Laboratory equipment	$6,837,882	$6,803,996
Computer equipment and software	476,172	516,974
Furniture and fixtures	47,877	47,877
Leasehold improvements	318,491	319,816
	7,680,422	7,688,663
Less accumulated depreciation and amortization	(3,975,004)	(3,229,592)
Total property and equipment, net	$3,705,418	$4,459,071
Depreciation and amortization expense was $0.3 million for each of the three months ended September 30, 2023 and 2022 and $0.8 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectably.

7.Accrued Expenses
A summary of the components of accrued expenses is as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued research and development costs	$3,066,740	$3,210,794
Accrued salaries, benefits and related expenses	1,566,998	3,855,797
Accrued professional fees	308,536	267,383
Other accrued expenses	23,100	23,179
Total accrued expenses	$4,965,374	$7,357,153
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
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through September 30, 2023, no revenue has been recorded, therefore, no payments to MBC are currently due.
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
The Company will record a liability when such events become probable of occurring. The Company has not reached any of the milestones or transacted its first commercial sale as of September 30, 2023.
The Company must make minimum royalty payments, which began upon the fourth anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.

The Company has incurred $600,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the A&R JHU License Agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During the each of the three and nine months ended September 30, 2023 and 2022, the Company incurred $25,000 and $50,000, respectively, related to minimum royalties owed, which is included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $25,000 as of September 30, 2023 and $50,000 as of December 31, 2022.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of September 30, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.
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
In August 2023, the Company announced that, in order to reduce its cash expenditures while continuing to pursue its existing strategic plan, its Board of Directors approved and its management is implementing an approximately 53% reduction in workforce, designed to reduce costs and extend the Company’s cash. The realignment would reduce the Company’s workforce from 44 to 22 full-time employees. The Company incurred $2.0 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The Company expects that the implementation of the reduction-in-force will be substantially complete in October 2023.
The following table summarizes the charges related to the restructuring activities as of September 30, 2023. Restructuring expenses during the year ended December 31, 2022 was $0.5 million. The Company expects to complete the restructuring in the fourth quarter of 2023.

	Accrued Restructuring Expenses			Accrued Restructuring Expenses
	December 31, 2022	Expenses	Less: Payments	September 30, 2023
Severance, benefits and related costs due to workforce reduction	$382,389	$2,105,521	$(1,877,538)	$610,372
Totals	$382,389	$2,105,521	$(1,877,538)	$610,372
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
Subject to the terms and conditions of the Sales Agreement, any such sales made through the Agents can be made, based upon the Company's instructions, by methods deemed an “at-the-market" offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company agreed to pay the Agents a commission of 3.0% of the gross proceeds of any sales of shares sold pursuant to the Sales Agreement. To date, the Company sold an aggregate of 127,396 shares through the “at-the-market" offering facility resulting in net proceeds of $5.1 million. The Company did not sell shares through the “at-the-market" offering facility in the three and nine months ended September 30, 2023.
11.Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”), which provides for the granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 26,433. In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which provides for the granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 69,670 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 72,365 shares. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and have reserved a total of 208,104 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. There are 54,737 shares available for issuance under the 2021 plan as of November 1, 2023.
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

Nasdaq Stock Market on the Effective Date, which was $0.41 per share (the “Nasdaq Market Price”), on the terms described below:

Repriced Options	Terms of Repriced Options vested or vesting within six months following the Effective Date	Terms of Repriced Options vesting more than six months following the Effective Date
All options held by employees other than our executive officers, in good standing on the Effective Date	The Option Repricing exercise price will be equal to 2.5 times the Nasdaq Market Price, or $25.75.	The Option Repricing exercise price will be equal to the Nasdaq Market Price, or $10.25.
All options held by our current executive officers and 100,000 options held by Jerome Zeldis, our former Executive Vice President and Head of Research & Development	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price, or $30.75.	The Option Repricing exercise price will be equal to 2.0 times the Nasdaq Market Price, or $20.50.
All options held by our directors	The Option Repricing exercise price will be equal to 4.0 times the Nasdaq Market Price, or $41.00.	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price, $30.75.
The Company treated the Option Repricing as a modification to the original stock option grant because the terms of the agreements were modified. The total number of options issued and outstanding were not impacted by the Option Repricing.
The calculation of the incremental compensation expense is based on the excess of the fair value of the award measured immediately before and after the modification. The total incremental expense calculated to be recognized over the service period is $0.3 million. As a result, the Company recognized an incremental compensation expense for vested shares of $40,000 and $0.2 million associated with the modification arising from the Option Repricing for the three and nine months ended September 30, 2023.
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$241,404	$894,191	$825,556	$2,898,260
General and administrative expenses	864,489	543,297	2,113,916	1,494,128
Total stock-based compensation expense	$1,105,893	$1,437,488	$2,939,472	$4,392,388
As a result of the August 2023 reduction in force, certain executives' options accelerated vesting that resulted in an expense of $0.4 million for the three and nine months ended September 30, 2023.

The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	158,620	$184.51	8.0	$—
Granted	46,644	9.44
Exercised	—	—
Cancelled	(26,224)	329.42
Forfeited	(17,032)	74.45
Outstanding as of September 30, 2023	162,008	$26.62	7.0	$—
Vested or expected to vest as of September 30, 2023	162,008	$26.62	7.0	—
Exercisable as of September 30, 2023	103,734	$34.13	5.6	—
Shares unvested as of September 30, 2023	58,277	$13.26	9.1	$—
The weighted average fair value of the options granted during the nine months ended September 30, 2023 and 2022 was $7.17 and $61.00, respectively. The options were valued using the Black-Scholes option-pricing model for the nine months ended September 30, 2023 and 2022 with the following assumptions:

	2023	2022
Expected volatility	90.2% to 93.7%	78.6% to 82.6%
Risk-free interest rate	3.4% to 4.2%	1.5% to 3.6%
Expected dividend yield	0%	0%
Expected term	5.5 to 6.1 years	5.5 to 6.1 years
No options were exercised in the nine months ended September 30, 2023. The intrinsic value of stock options exercised for the nine months ended September 30, 2022 was $0.2 million.
As of September 30, 2023, there was $2.8 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 2.4 years.
Restricted Stock Units
A restricted stock unit (“RSU”) represents the right to receive one of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.
The following is a summary of RSU activity for the 2021 Plan for the nine months ended September 30, 2023:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at January 1, 2023	62,320	$11.30
Granted	—	—
Settled	(20,350)	11.25
Forfeited	(4,692)	11.25
Unvested and outstanding as of September 30, 2023	37,278	$11.33
As of September 30, 2023, there was $0.2 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 0.6 years.

12.Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants. For the three and nine months ended September 30, 2023 and 2022, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options and RSUs were anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(9,854,187)	$(14,729,380)	$(26,985,768)	$(45,613,174)
Basic and diluted net loss per common share	$(9.40)	$(15.09)	$(25.83)	$(48.78)
Basic and diluted weighted average common shares outstanding	1,047,871	976,413	1,044,733	935,144
The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at September 30, 2023 and 2022 as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	162,008	158,667	162,008	158,667
Restricted stock unit	37,278	—	37,278	—
Total	199,286	158,667	199,286	158,667

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
Pursuant to the JRA, Zephyr will identify suitable antigens or combinations thereof for validation and testing by NexImmune. The Joint Steering Committee (the “JSC”) provided for by the JRA will then determine which identified candidates shall be subject to further analysis. NexImmune will validate which, if any, of the identified antigens are suitable for T-cell engagement and killing function (the “Final Candidates”). The JSC will make a good-faith determination as to whether the data supports the further IND-targeted development by NexImmune of any of the Final Candidates. The Company and Zephyr will jointly own any Final Candidates, including the intellectual property related thereto. Each of the Company and Zephyr shall be responsible for payment of their own respective costs and expenses in connection with the performance of their respective obligations under the JRA. If a Final Candidate is to be further developed, then the Company and Zephyr shall engage in good-faith negotiations to agree on the terms and conditions of an agreement with respect to the further development and commercialization of such Final Candidate. If such an agreement is not executed within the prescribed negotiation period, then neither the Company nor Zephyr may further develop such Final Candidate. The expenses related to the JRA for the three and nine months ended September 30, 2023 and 2022 were immaterial.
Beginning in June 2022, the Company entered into a series of statement of works with the Center for Discovery & Innovation at Hackensack Meridian Health ("CDI") to enhance the Company's AIM platform. The Chairman of the Board of CDI is a Board member. The total value of the statement of works through July 31, 2023 is $0.2 million. The expenses incurred to the CDI for the three and nine months ended September 30, 2023 was $25,000 and $68,000, respectively. There were no expenses incurred for the three and nine months ended September 30, 2022. The Company has recorded no accrual as of September 30, 2023.
14. Income Taxes
The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2023 and 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not to be realized at September 30, 2023 and December 31, 2023. The effective tax rate for each of the three and nine months ended September 30, 2023 and 2022 is 0%.
15. Subsequent Events
On October 31, 2023, the Board also approved a reduction-in-force of substantially all of the Company’s employees, other than key members of management necessary to implement the wind up and support the efforts to maximize the value of the business and its assets. The Company estimates the costs incurred in connection with the reduction in force to be $0.6 million. The Company expects that the implementation of the reduction-in-force will be substantially complete in November 2023.
On November 1, 2023, the Company terminated its lease at 9119 Gaither Rd., Gaithersburg, Maryland. The termination date is January 31, 2024.
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
Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all the information that we post on the Investor section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media and others interested in us to review the information that it shares on the Investor section of our website, www.neximmune.com.
Overview
We are a clinical stage biotechnology company developing a novel approach to immunotherapy designed to employ the body’s own T cells to generate an antigen-specific cell-mediated immune response with curative potential for the patient. Our mission is to create therapies with curative potential for patients with cancer and other life-threatening immune-mediated diseases.
In November 2022, we announced that, following a strategic review of our pipeline, indications, timelines and cash position, we are implementing a strategic realignment initiative, which is designed to reduce costs and reallocate resources towards our Artificial Immune Modulation ("AIM"), preclinical development programs. We call the adoptive cell therapy modality AIM ACT, and the direct-injectable off-the-shelf modality AIM INJ. Both modalities share the same mechanism of action in engaging and directing antigen specific T cell responses. As part of this strategy, we focused on developing AIM INJ nanoparticle constructs nd modalities for potential clinical evaluation in oncology and autoimmune disorders. We also paused development of our current adoptive cell therapy ("AIM ACT") product candidates, NEXI-001 and NEXI-003. As previously disclosed, the NEXI-002 trial in Multiple Myeloma remained paused. In August 2023, we issued a press release announcing that, in order to reduce our cash expenditures while continuing to pursue our existing strategic plan, our Board approved and our management implemented a reduction in workforce, designed to reduce costs and extend our cash. In October 2023, our Board approved a further reduction in force of substantially all of the Company’s employees, other than key members of management necessary to implement the wind up and support the efforts to maximize the value of the business and its assets. In November 2023, our Board unanimously approved the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution, subject to stockholder approval, while continuing to pursue alternatives intended to maximize the value of the business and its assets.
The backbone of our approach is our proprietary AIM. One of the critical advantages of the AIM technology platform is the ability to rapidly customize it for new therapeutics, in a modular, Lego-like manner. We have developed protein conjugation techniques so that nanoparticles can be customized quickly for different antigens, HLA alleles and Signal 2 messages. It is even possible to add additional signals or homing proteins. This gives the platform tremendous flexibility and application in oncology and infectious disease (where up-regulatory messages are delivered to targeted T cells) but also autoimmune disorders (where down-regulatory or apoptopic messages are delivered to targeted T cells). These conjugation techniques also apply to both the ex vivo nanoparticles used for the adoptive cell therapy modality, called AIM ACT, and the in vivo direct injectable modality, called AIM INJ.
The AIM INJ modality is designed to enable AIM nanoparticles to directly engage and expand antigen specific T cells inside the body without the need for ex vivo expansion and manufacturing, which we believe will result in a greater ease of administration and a less complex and less expensive manufacturing process. We have completed substantial non-clinical work to advance the AIM INJ modality towards a potential investigational new drug application ("IND"), filing, including preparing appropriate IND-enabling experiments in support of a planned clinical program focusing on solid tumors. Additional pre-clinical experiments, conducted through collaborations, has demonstrated the potential to use a different Signal 2 on the AIM INJ nanoparticle to directly engage and inhibit or eliminate antigen specific auto-reactive T cells associated with autoimmune disorders.
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
To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock, our convertible promissory notes, the initial public offering (the "IPO"), and an “at-the-market" offering facility. In February 2021, we completed the IPO and issued and sold an aggregate 297,666 shares of common stock, which included 38,826 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $425.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs. To date, we sold an aggregate of 127,396 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million.
We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. As of September 30, 2023, we had an accumulated deficit of $217.2 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates.
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
In August 2023, the Company announced that, in order to reduce its cash expenditures while continuing to pursue its existing strategic plan, its Board of Directors approved and its management is implementing an approximately 53% reduction in workforce, designed to reduce costs and extend the Company’s cash. The realignment would reduce the Company’s workforce from 44 to 22 full-time employees. The Company incurred $2.0 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures.
In October 2023, we initiated a reduction-in-force of substantially all of our employees, other than key members of management necessary to implement the planned wind up of the Company and support the efforts to maximize the value of the business and its assets. We estimate the costs incurred in connection with the reduction in force to be $0.6 million. The Company expects that the implementation of the reduction-in-force will be substantially complete in November 2023.
As of September 30, 2023, we had cash and cash equivalents of $9.0 million.
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
On October 27, 2023, the Company received a notice from Nasdaq informing the Company that Nasdaq had determined that the Company had not regained compliance with the minimum closing bid price requirement for continued listing on the Capital Market under the Rule by October 23, 2023, on which date the second 180-day compliance period previously afforded to the Company by Nasdaq expired. Accordingly, pursuant to the notice dated October 27, 2023, the Company’s common stock was subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel to appeal Nasdaq’s decision.
On November 1, 2023, the Company received a notice from the Listing Qualifications Department of the Nasdaq notifying the Company that it had regained compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), and as a result, the Company’s common stock continues to trade on the Capital Market.
Reverse Stock Split
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock (the “Reverse Stock Split”). The total authorized number of shares were not reduced. The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on October 17, 2023, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on October 18, 2023. The Reverse Stock Split was effective on

October 18, 2023. All references to common stock, warrants to purchase common stock, options to purchase common stock, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Payment for fractional shares resulting from the reverse stock split amounted to $339.59.
Approval of Plan of Dissolution
On November 2, 2023, the Board of the Company unanimously approved the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution, subject to stockholder approval, while continuing to pursue alternatives intended to maximize the value of the business and its assets. The Company intends to call a special meeting of the stockholders to seek approval of the plan of dissolution and will file definitive proxy materials relating to the special meeting with the Securities and Exchange Commission as soon as practicable.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$6,006	$11,137	$(5,131)
General and administrative	3,990	3,720	270
Total operating expenses	9,996	14,856	(4,860)
Loss from operations	(9,996)	(14,856)	4,860
Other income (expense):
Interest income	155	227	(72)
Other expense	(13)	(100)	87
Other income, net	142	127	15
Net loss	$(9,854)	$(14,729)	$4,875
Research and Development Expenses. Research and development expenses were $6.0 million and $11.1 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $5.1 million was due primarily to a decrease of $2.4 million on research and preclinical manufacturing, a $1.9 million decrease in clinical trial expenses, a $1.3 million decrease related to salary and benefits from stock compensation expense impacted by terminations, offset by a $0.5 million increase in prepaid expenditures that are not expected to be realized. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $4.0 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $0.3 million was due primarily to the increase of $0.9 million in salary, benefits, and stock compensation expense impacted by terminations in September 2023, offset by decreases of $0.6 million in legal and other administrative fees.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$17,010	$33,423	$(16,412)
General and administrative	10,595	12,413	(1,817)
Total operating expenses	27,606	45,836	(18,230)
Loss from operations	(27,606)	(45,836)	18,230
Other income (expense):
Interest income	653	344	309
Other expense	(33)	(122)	89
Other income, net	620	222	398
Net loss	$(26,986)	$(45,613)	$18,627
Research and Development Expenses. Research and development expenses were $17.0 million and $33.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $16.4 million was due primarily to a decrease of $8.5 million on research and preclinical manufacturing, a $4.5 million decrease in clinical trial expenses, and $4.2 million decrease related to salary and benefits from stock compensation expense impacted by terminations. The decrease was offset by increases of $0.3 million in consulting fees and $0.5 million increase in prepaid expenditures that are not expected to be realized. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $10.6 million and $12.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $1.8 million was due primarily to decreases of $2.4 million in legal and other administrative fees, offset by an increase of $0.6 million in salary, benefits, and stock compensation expense impacted by terminations.
Interest Income. Interest income increased $0.3 million due to higher interest rates on holdings of cash and cash equivalents.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2023, we had cash and cash equivalents of $9.0 million. We expect our negative cash flows from operating activities to continue and thus have determined that the losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance date of these Financial Statements.
In November 2023, our Board unanimously approved the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution, subject to stockholder approval, while continuing to pursue alternatives intended to maximize the value of the business and its assets. In connection with the potential alternatives to Dissolution, if any, management may raise additional capital through financing activities that may include public offerings and private placements of its common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. In the absence of additional capital, and in preparation for the planned Dissolution, the Company plans to continue to strategically manage its uncommitted spend, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which have included minimizing staff costs and delaying or terminating manufacturing and clinical trial costs.
There are inherent uncertainties associated with fundraising activities and activities to manage our uncommitted spending and the successful execution of these activities may not be within our control. There are no assurances that such additional funding will be obtained and that we will have any alternatives other than to implement the Dissolution, if approved by our stockholders. If we cannot successfully raise additional capital, our liquidity, financial condition and business prospects will be materially and adversely affected. We are continually looking into further capital planning and the evaluation of strategic alternatives. There is substantial doubt about the Company’s ability to continue as a going concern.
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
Initial Public Offering
In February 2021, we completed the IPO and issued and sold an aggregate 297,666 shares of common stock, which included 38,826 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $425.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs.
"At-the-market" offering facility
In the year ended December 31, 2022, we sold an aggregate of 127,396 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million. For the three and nine months ended September 30, 2023, no shares were sold from the “at-the-market” offering facility.
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
On October 27, 2023, the Company received a notice from Nasdaq informing the Company that Nasdaq had determined that the Company had not regained compliance with the minimum closing bid price requirement for continued listing on the Capital Market under the Rule by October 23, 2023, on which date the second 180-day compliance period previously afforded to the Company by Nasdaq expired. Accordingly, pursuant to the notice dated October 27, 2023, the Company’s common stock was subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel to appeal Nasdaq’s decision.
On November 1, 2023, the Company received a notice from the Listing Qualifications Department of the Nasdaq notifying the Company that it has regained compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), and as a result, the Company’s common stock continues to trade on the Capital Market.

Cash Flows
The following table sets forth a summary of the net cash flow activity:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(25,598)	$(40,066)
Investing activities	$(44)	$50,459
Financing activities	$—	$5,179
Net decrease in cash, cash equivalents and restricted cash	$(25,642)	$15,572
Operating Activities
Net cash used in operating activities was $25.6 million and $40.1 million for the nine months ended September 30, 2023 and 2022, respectively. The net cash used in operating activities for the nine months ended September 30, 2023 was primarily due to our net loss of $27.0 million, resulting from research and development expenses of $17.0 million as we continue our preclinical research and preclinical manufacturing to support clinical programs and $10.6 million of administrative expenses for salary and professional fees.
The net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to our net loss of $45.6 million, consisting of $33.4 million for research and development expenses primarily in preclinical research expenses and manufacturing as we prepared for our clinical program, and $12.4 million in administrative expenses for salary and related expenses and professional fees.
Investing Activities
Net cash used in investing activities was nominal for the nine months ended September 30, 2023. Net cash used in investing activities of $50.5 million for the nine months ended September 30, 2022 was primarily due to the maturities of $71.5 million and redemption of $1.5 million in available-for-sale marketable securities partially offset by the purchase of $21.5 million in available-for-sale marketable securities and the purchase of $1.0 million in property and equipment.
Financing Activities
There was no cash provided by financing activities for the nine months ended September 30, 2023. Net cash provided by financing activities was $5.2 million for the nine months ended September 30, 2022 from the sale off common stock from the “at-the-market" offering facility.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the nine months ended September 30, 2023 or 2022.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Controller (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has taken additional steps to assure there is appropriate disclosure in this report and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weakness
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In connection with the preparation of this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to our control environment. More specifically, we have determined that we have not maintained adequate segregation of duties as a result of a lack of sufficient finance and accounting staff to maintain policies and procedures intended to ensure appropriate segregation of duties with respect to accounting and financial reporting. This lack of sufficient finance and accounting staff is a consequent of our previously reported reduction-in-force. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. We may determine to take actions to address these control deficiencies, however, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weakness.
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
We cannot assure you as to the amount of distributions, if any, to be made to our stockholders.
We cannot predict with certainty the amount of distributions, if any, to be made to our stockholders in connection with the planned dissolution of the Company (the “Dissolution”) pursuant to the plan of dissolution and liquidation (the “Plan of Dissolution”) that has been approved by our Board of Directors (the “Board”). However, based on the information currently available to us and if our stockholders approve the Dissolution, we estimate that there will not be any cash available for distribution to our stockholders in the Dissolution and, based on our current estimates, we expect that stockholders will not receive any distribution. Notwithstanding the foregoing, we cannot predict the timing or amount of any distributions, as uncertainties as to the ultimate amount of our liabilities, the operating costs and amounts to be reserved for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions make it impossible to predict with certainty the actual net cash amount, if any, that may ultimately be available for distribution to stockholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions, if any, to our stockholders include: unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims threatened against us or our directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the liquidation and dissolution or other winding up processes.
In addition, as we wind up, we will continue to incur expenses from operations, including directors’ and officers’ insurance; payments to service providers and any continuing employees or consultants; taxes; legal, accounting and consulting fees and expenses related to our filing obligations with the SEC or in connection with our listing (including our scheduled hearing) on Nasdaq, which will reduce any amounts available for distribution to our stockholders. As a result, we cannot assure you as to any amounts to be distributed to our stockholders if the Board proceeds with the Dissolution. If our stockholders do not approve the Dissolution, we will not be able to proceed with the Dissolution and no liquidating distributions will be made in connection therewith.
We cannot predict the timing of the distributions, if any, to stockholders.
Our current intention is that, if approved by our stockholders, the Certificate of Dissolution would be filed promptly after such approval; however, the decision of whether or not to proceed with the Dissolution will be made by the Board in its sole discretion. No further stockholder approval would be required to effect the Dissolution. However, if the Board determines that the Dissolution is not in our best interest or the best interest of our stockholders, the Board may, in its sole discretion, abandon the Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.
Under Delaware law, before a dissolved corporation may make any distribution to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation. Furthermore, we may be subject to potential liabilities relating to indemnification obligations, if any, to third parties or to our current and former officers and directors. It might take significant time to resolve these matters, and as a result we are unable to predict the timing of distributions, if any are made, to our stockholders.
It is the current intent of the Board, assuming approval of the Dissolution, that any cash will first be used to pay our outstanding current liabilities and then will be retained to pay ongoing corporate and administrative costs and expenses associated with winding down the company, liabilities and potential liabilities relating to or arising out of any litigation matters and potential liabilities relating to our indemnification obligations, if any, to our service providers, or to our current and former officers and directors.

The Board will determine, in its sole discretion, the timing of the distribution of the remaining amounts, if any, to our stockholders in the Dissolution. We can provide no assurance as to if or when any such distribution will be made, and we cannot provide any assurance as to the amount to be paid to stockholders in any such distribution, if one is made. Stockholders may receive no distribution at all. To the extent funds are available for distribution to stockholders, the Board intends to seek to distribute such funds to our stockholders as quickly as possible, as permitted by the DGCL, and intends to take all reasonable actions to optimize the distributable value to our stockholders.
If our stockholders do not approve the Dissolution Proposal, we would not be able to continue our business operations.
If our stockholders do not approve the Dissolution Proposal, the Board will continue to explore what, if any, alternatives are available for the future of the Company in light of its business activities; however, those alternatives are likely limited to seeking voluntary dissolution at a later time with potentially diminished assets or seeking bankruptcy protection (should our net assets decline to levels that would require such action). It is unlikely that these alternatives would result in greater stockholder value than the proposed Plan of Dissolution and the Dissolution.
The Board may determine not to proceed with the Dissolution.
Even if the Dissolution is approved by our stockholders, the Board may determine in its sole discretion not to proceed with the Dissolution. If our Board elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any of the funds that might otherwise be available for distribution to our stockholders. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.
Our stockholders of record will not be able to buy or sell shares of our common stock after we close our stock transfer books at the effective time of the Dissolution.
If the Board determines to proceed with the Dissolution, we intend to close our stock transfer books and discontinue recording transfers of our common stock at the effective time of the Dissolution. After we close our stock transfer books, we will not record any further transfers of our common stock on our books except by will, intestate succession or operation of law. Therefore, shares of our common stock will not be freely transferable after the effective time of the Dissolution. As a result of the closing of the stock transfer books, all liquidating distributions in the Dissolution, if any, will likely be made pro rata to the same stockholders of record as the stockholders of record as of the final record date.
If the Dissolution is approved by our stockholders and if the Board determines to proceed with the Dissolution, we plan to initiate steps to exit from certain reporting requirements under the Exchange Act, which may substantially reduce publicly available information about us. If the exit process is protracted, we will continue to bear the expense of being a public reporting company.
Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. If the Dissolution is approved by our stockholders and if the Board determines to proceed with the Dissolution, we plan to initiate steps to exit from such reporting requirements in order to curtail expenses; however, such process may be protracted and we may be required to continue to file Current Reports on Form 8-K or other reports to disclose material events, including those related to the Dissolution. Accordingly, we will continue to incur expenses that will reduce the amount available for distribution, including expenses of complying with public company reporting requirements and paying its service providers, among others. If our reporting obligations cease, publicly available information about us will be substantially reduced.
We have identified material weaknesses in our internal control over financial reporting related to our control environment. If we do not remediate the material weaknesses in our internal control over financial reporting, or if we fail to establish and maintain effective internal control, we may not be able to accurately report our financial results, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

In connection with the preparation of this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to our control environment. More specifically, we have determined that we have not maintained adequate segregation of duties as a result of a lack of sufficient finance and accounting staff to maintain policies and procedures intended to ensure appropriate segregation of duties with respect to accounting and financial reporting. This lack of sufficient finance and accounting staff is a consequent of our previously reported reduction in force. The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. We may determine to take actions to address these control deficiencies, however, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weakness.
Any failure to remediate the material weakness we identified or develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to remediate the material weaknesses we identified or implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.
If we fail to maintain the listing of our common stock with a United States national securities exchange, the liquidity of our common stock could be adversely affected.
On November 1, 2023, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we had regained compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market (the “Capital Market”) under Nasdaq Listing Rule 5550(a)(2), and as a result, the Company’s common stock continues to trade on the Capital Market. However, there can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or other listing requirements of the Capital Market in the period leading up to our planned Dissolution. Furthermore, if our Dissolution is approved by our stockholders and the Board, in its sole discretion, determines to implement the Dissolution, we expect that would be delisted by Nasdaq. If our common stock is delisted by Nasdaq, there can be no assurance that our common stock would be eligible for trading on any alternative exchange or markets, including the OTC Bulletin Board or any another over-the-counter market. Any such alternative would likely result in it being more difficult, or not possible, for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the nine months ended September 30, 2023 and 2022 that were not registered under the Securities Act.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

3.1	Form of Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No 001-40045 ) filed with SEC on October 18, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXIMMUNE, INC.

Date: November 17, 2023	By:	/s/ Kristi Jones
Kristi Jones
President and Chief Executive Officer

Date: November 17, 2023	By:	/s/ Timothy Stover
Timothy Stover
Principal Financial Officer