Form 10-K
period 2023-12-31
NexImmune, Inc.
filed 2024-04-16
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2023, as reported by The Nasdaq Capital Market on such date was approximately $5.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of Registrant’s Common Stock outstanding as of April 12, 2024 was 1,371,051.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to execute successfully on our strategic realignment announced in November 2022 and our reduction-in-force announced in November 2023, including with respect to our realigned focus on the development of the AIM INJ platform;
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
•the impact of the current market conditions, any pandemics, regional conflicts, sanctions, labor conditions or geopolitical events;
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

•the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it on our clinical trials, business operations and funding requirements;
•our financial performance; and
•plans and expectations for the proposed dissolution and liquidation.
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
NexImmune, Inc. is referred to in this Annual Report on Form 10-K as the “Company,” “NexImmune,” “we,” “us,” and “our.”

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
We believe this is a revolutionary approach to directing antigen-specific T cell function specific to each disease, with several key advantages over other technologies, addressing several limitations and barriers that remain in the field. The AIM platform is designed to:
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
•Simultaneously engage and expand T cells directed at multiple antigens, with the potential to pursue a broad ranges of surface and intercellular targets in a single product. We believe these attributes are critical to increase durable response in cancer by addressing tumor escape mechanisms and for addressing diverse populations of autoreactive T cells.
•Be an “off-the-shelf” injectable product which creates substantial new benefits in terms of ability to scale and commercialize T cell targeting therapies, with advantages in cost, reimbursement, logistics, administration and time to patient delivery. Additionally, this modality unlocks significant potential in autoimmune applications. Taken together, this enables products based on the AIM technology as a way to address scale limitations and reach broader patient populations more effectively.
This technology was originally developed at Johns Hopkins University. It has been further developed and optimized by NexImmune following its formation in 2011. The technology translates into two product modalities that include multi-antigen targeted adoptive cell therapies and multi-antigen targeted injectable off the shelf products. The most advanced programs, NEXI-001 and NEXI-002, are adoptive cell therapies which are currently in Phase 1/II trials. Importantly, these two modalities share the same mechanism of action in engaging and directing the function of antigen specific T cells to achieve the desired goal.
Scientific Context
Directing antigen-specific immune responses is one of the top priorities in the field of immunology. It has been demonstrated by multiple modalities that harnessing the power of the immune system can be a powerful factor in fighting cancers, infectious diseases and autoimmune disorders. While advances have been made, new modalities are needed to accelerate progress.
The search for a way to successfully amplify the potential benefits of antigen-specific therapies without impacting the broader immune system has gone on for many years, if not decades.
In Cancer: Some of the greatest progress has been made in blood cancers such as Acute Lymphoblastic Leukemia (ALL), lymphomas and Multiple Myeloma (MM). Novel, single antigen targeting technologies like CAR-Ts and bi-specific T cell engagers (e.g. BiTEs) have demonstrated the ability to target a limited number of well-characterized surface antigens, like CD-19, CD-20 or BCMA. Despite impressive initial clinical response, the lack of durability remains a challenge and has been correlated with tumor escape mechanisms and lack of T cell persistence resulting in relapse. In solid tumors, immune checkpoint inhibitors (CPIs) such as PD-(L)1 and CTLA-4 antibodies are viewed as the most significant breakthrough in immune-oncology over the last decade. These agents have been approved in many indications as the standard of care. Despite significant progress, it has been reported that the majority of CPI treated patients do not achieve complete response with monotherapy and the addition of chemotherapy has provided only modest improvements. Achieving the next wave of immuno-therapy breakthroughs has been challenging, with a lack of progress in delivering durable anti-cancer response. The need exists for new approaches that can Increase the number of effective tumor-specific T cells, address disease heterogeneity, limit tumor escape and increase T cell persistence for durable response. Ideal approaches would also provide synergistic combinations with existing immunotherapies (IO/IO) to deliver new treatment paradigms.

In autoimmune disorders, the immune cells escape self-regulation (tolerance) and damage healthy tissues and organs. The above learnings from oncology are now being applied to create new possibilities for immune-based treatment. Like in solid tumors, most approved treatments are broad systemic immunosuppressive agents (e.g., TNF, CD-19 or CD20 antibodies). These therapies do not target the disease-causing antigen specific T cells directly. The emerging opportunity is to directly target and inhibit or delete the antigen-specific disease-causing autoreactive T cells and leave healthy tissue alone.
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
One of the most significant points of flexibility is that this nanoparticle platform can be used for two therapeutic modalities creating ex vivo adoptive cell therapy products or directly injectable, off-the-shelf, in vivo T cell therapy products. We call the adoptive cell therapy modality AIM ACT, and the direct-injectable off-the-shelf modality AIM INJ. We have demonstrated both modalities share the same mechanism of action in engaging and directing antigen-specific T cell responses.

Our AIM ACT programs have demonstrated the consistent ability to expand multi-antigen specific T cells across a wide range of intracellular and surface targets. These “fit” specific T cells are polyclonal and include populations with anti-tumor activity, the ability to persist and the capability to self-renewal - attributes known to be associated with durable response. Importantly, AIM ACT T cells have the potential to address both low (cold) and high (hot) immunogenic tumors. We have three clinical stage programs using the AIM ACT modality: NEXI-001 in acute myeloid leukemia, or AML, a low immunogenic tumor, NEXI-002 in relapsed refractory multiple myeloma, or MM, a tumor with a challenging immunosuppressive microenvironment and NEXI-003, in Human papillomavirus, or HPV, related malignancies, a more immunogenic or hot tumor. AIM expanded T cells are derived from the natural T cell repertoire and are capable of discerning between healthy and diseased cells. The importance of “specific” fit anti-tumor T cells is central to IO response. Though enrollment of our clinical programs has been paused due to resource constraints, we observed early dose response and proof of concept which is consistent with pre-clinical data in multiple models.
The AIM INJ modality is a next-generation opportunity to revolutionize multi-antigen-specific T cell therapy. Because we are injecting our antigen-peptide-loaded nanoparticles directly into the body, our products are customizable and off-the-shelf. Importantly, we can deliver up-regulatory or down-regulatory instructions directly to targeted T cells (or T cell populations) regardless of host dendritic cell function without impairing healthy tissue or immune function. With the consistent ability to target multiple antigens in a single product, there is powerful potential to change treatment paradigms in oncology, infectious diseases and autoimmune disorders. We are currently in pre-IND development of INJ technology in multiple diseases (see Pipeline section below) but expect to progress these technologies into clinical trials. We are evaluating the potential to advance our HPV strategy and exploring personalized approaches using the AIM INJ modality.
Our ability to engineer AIM nanoparticles using our platform is expected to also enable rapid new multi-antigen product development. Our nanoparticles are manufactured “unloaded,” meaning that while the Signal 1 and Signal 2 proteins are conjugated to the nanoparticle, the specific antigen peptides are not yet loaded into the HLA molecules. The nanoparticles in this form can be stored for significant periods of time. Then, when antigen peptide targets have been identified and validated, the nanoparticles are “loaded”, a process that takes hours. The individually loaded nanoparticles can then be mixed to create a disease specific cocktail, which is then vialed and ready for use in manufacturing the T cell product or as an off the shelf injectable product for delivery to the patient. Effectively, this means that the time to product creation depends only on the time to identify and produce the relatively simple antigen-specific peptide (or mix of peptides from multiple antigen targets). This can reduce the time for new multi-antigen-specific product development from years to months. The AIM nanoparticles themselves can be used as a preclinical tool for target validation to expedite the process.
In summary, our AIM nanoparticle technology using our proprietary nano-sized synthetic dendritic cells, has been designed to bypass the host dendritic cells and deliver the right kind of instructions directly to T cells using natural biology.

These nano-sized synthetic dendritic cells are programmed to deliver precise instructions to a specific set of targeted T cells, and these instructions are selected based on the disease and the therapeutic goal.
Our Pipeline
Our pipeline consists of clinical and pre-clinical programs across both the AIM ACT and AIM INJ modality.
We have two ACT multi-antigen product candidates in human clinical trials, NEXI-001 in patients with AML that have relapsed post stem cell transplant and refractory to salvage therapy, and NEXI-002 in patients with MM. Both programs are in Phase I/II trials, have completed the safety evaluation phase and enrollment paused based on resource constraints. We expect to provide an update on these programs in 2024.
The third ACT clinical product candidate, NEXI-003, is our first solid tumor product candidate for HPV related cancers. The investigational new drug application, or IND, has been accepted by the FDA, but this program has also been paused due to resource constraints. Additional pre-IND ACT programs include NEXI-004 for EBV related diseases (cancer, multiple sclerosis) and NEXI-005 designed to select patient specific targets for solid tumors. The ACT oncology portfolio of multi-antigen targeted products is designed to demonstrate durable therapeutic benefit across a range of immunogenic tumor types (cold and hot tumors) and creating IO/IO breakthrough opportunities, including prime treatment strategies when combining these modalities.
We have combined the learning from both modalities including clinical and pre-clinical efforts in oncology which include:
1.Demonstrated proof of concept for the mechanism of action.
2.Ability to expand healthy, fit, antigen-specific T cells from late-stage, heavily pre-treated patients providing insight into the potential to activate healthy, fit, specific T cells in vivo.
3. AIM nanoparticles expand “fit” antigen-specific T cells with important subtypes known to be associated with anti-tumor activity and immunologic memory regardless of modality or stage.
4. AIM nanoparticle-expanded T cells proliferate, traffic to tumor site, persist, and maintain both effector and self-renewing populations in both low (cold) and high (hot) immunogenic tumors.
5. No obvious off-tissue toxicity.
6. Potential synergistic effects with superior potency when combining AIM-activated antigen-specific T cells with other IO mechanisms suggesting an increased durable response.

We have prioritized resources to advance the AIM INJ program. We completed substantial non-clinical work to advance the AIM INJ modality towards a potential investigational new drug application, or IND, filing, including preparing appropriate IND-enabling experiments in support of a planned clinical program focusing on solid tumors. Pre-clinical data demonstrate that AIM INJ expands “fit” antigen specific T cells that are cytotoxic, penetrate tumors and persist in animal models. Subject to regulatory feedback and an IND filing, we anticipate a second set of clinical programs that would target autoimmune diseases (e.g. T1D, celiac disease) in which AIM product candidates are designed suppress, rather than activate, T cell function. In support of this potential program, we have generated and published pre-clinical data in which we observed that AIM INJ engaged and suppressed both antigen specific tissue damaging and self-renewing auto-reactive T cells.
Additionally, we are developing the AIM platform for potential clinical application in patients suffering from specific infectious disease. In non-clinical studies, we have been able to expand CD8+ T cells directed against multiple viral antigens simultaneously, including Epstein-Barr virus, Cytomegalovirus, and Human Papillomavirus.

The following table summarizes our pipeline as well as many of our key collaborators:

Pipeline: Developing **the AIM technology** in multiple therapeutic areas

Early collaboration with world-class centers, significant opportunity for disease specific partnering

INJECTABLE MODALITY (AIM INJ)

NAME	INDICATION	PRECLINICAL	PRE-IND	PHASE 1/2
NEXI-100 series	Heme/Solid Tumor (e.g. viral related malignancies)			
NEXI-200 series	Autoimmune Diseases (e.g. T1D, vitiligo)			
NEXI-300 series	Infectious Diseases			

ADOPTIVE CELL THERAPY MODALITY (AIM ACT) *

NAME	INDICATION	PRECLINICAL	PHASE 1/2
NEXI-001	AML / MDS[1] (r/r post allo-HSCT)		
NEXI-002	Multiple Myeloma (r/r ≥3 prior lines of therapy)		
NEXI-003	HPV-associated Malignancies (2L post CPI)		
NEXI-004	EBV related diseases		
NEXI-005	Solid Tumor / Personalized		

Key Collaborators

NYU Perlmutter Cancer Center
Yale University
Johns Hopkins University
JDRF
NIH National Institutes of Health – Turning Discovery Into Health
City of Hope
The Ohio State University
Memorial Sloan Kettering Cancer Center
Dana-Farber Cancer Institute
Columbia University

*AIM ACT programs have currently paused enrollment. NexImmune is actively seeking academic and industry partners and collaborators to continue development of the AIM ACT programs.

[1] Acute Myeloid Leukemia (AML) or Myelodysplastic Syndrome (MDS) who have relapsed disease after an allogeneic hematopoietic cell transplant (HCT)
Clinical Trial: NCT04284228 https://clinicaltrials.gov/ct2/show/record/NCT04284228
Additional HLA's in development

Our Team and Corporate History
We were founded in 2011, with the exclusive licensing of the core AIM technology from The Johns Hopkins University, or Johns Hopkins. In 2017, attracted by the promise of this technology, Dr. Sol Barer, the co-founder and former Chairperson and Chief Executive Officer of Celgene Corporation, and the current Chairperson of Teva Pharmaceutical Industries Ltd., led the acquisition and recapitalization of our company. Dr. Barer currently serves as Chairperson of our board of directors and has led the recruitment of the management team whose members have decades of experience in the biotechnology industry. Our President and Chief Executive Officer, Kristi Jones, brings over 25 years of biotech leadership in product development, business and strategy roles at Genentech, MedImmune and AstraZeneca PLC. Dr. Jerome (Jerry) Zeldis, M.D., Ph.D., our previous Executive Vice President of Research & Development brings his experience as the former Chief Medical Officer of Celgene and Chief Executive Officer and Chief Medical Officer of Celgene Global Health and continues to support the Company as an advisor. Our previous Chief Medical Officer, Bob Knight, has over 25 years of clinical development experience and joined us from Kite Pharmaceuticals, where he led the clinical development program for Yescarta® and continues to support the existing programs as a consultant. Tim Stover, our Vice President, Corporate Controller and principal financial officer and principal accounting officer, brings over 15 years of accounting, finance, and audit experience serving various life science companies in the U.S. and internationally. Before joining NexImmune, he served as Executive Director, Corporate Controller at Autolus Therapeutics Plc. in London. Mathias Oelke, our Chief Science Officer and scientific co-founder, transitioned from his faculty position with Johns Hopkins to his current position as our Senior Vice President for preclinical immune therapy and platform development.
Our Approach
Our approach to immunotherapy employs the body’s own T cells and is designed to generate a disease specific, potent and durable immune response that mimics natural biology. Deploying T cells is natures best mechanism to clear cancer cells. However, when T cells escape immune regulation (tolerance), they become autoreactive (self-damaging) resulting in autoimmune disorders. AIM nanoparticles are designed to direct T cell function using the disease specific antigen presentation to targeted T cells (Signal 1) and a second signal (Signal 2) to provide “instructions” to either clear diseased cells or self-destruct as an innovative approach in cancer, autoimmune disorders and infectious disease. We believe the combination of key attributes creates a unique opportunity to deliver multi-antigen specific immunotherapies with the ability to:

•Directly engage and modulate the function of antigen modulate the function of antigen specific T cell populations. The AIM nanoparticles are programmed to be antigen specific. That antigen can either be on the T cell itself (in the case of autoreactive T cells) or on a target cell (in the case of oncology or infectious diseases). Importantly, this means that the activation or suppression message is NOT delivered to other cells. The message is for a particular T cell only and does not impact healthy tissue or benign cells.

•In cancer, to simultaneously expand multi-tumor antigen specific T cells providing a precise multi-targeted attack on cancer cells to increase anti-tumor activity, address tumor heterogeneity and limit tumor escape mechanisms. As we are directing the natural T cell repertoire, our T cells are polyclonal with a broad range of specificities and affinities. Our current clinical programs target five (5) antigens simultaneously, but we have tested higher numbers successfully.
•In cancer, consistently expanding “fit” multi-tumor antigen specific T cells that include populations of both activated cytotoxic “killer” T cells and T cells with the ability to persist with renewal capacity across a range of “cold” and “hot” tumors. Collectively these T cells populations have been associated with long-term durable response.
•In autoimmune disease, to suppress, delete or tolerize multiple disease-causing autoreactive T cells that are damaging tissue and organs while reducing disease renewing populations in the lymph nodes. Unlike current therapies, the AIM INJ is not broadly immunosuppressive and does not require other immune cells for activity.
•No genetic engineering. The AIM technology works by delivering natural signaling to endogenous T cells within the natural repertoire. In ACT, there is no need to genetically alter the T cell offering a more streamline manufacturing process and potential for improved tolerability as a cell therapy. The INJ therapy, “off the shelf”, and upon injection directly modulates the natural T cell repertoire in vivo.
•“Off-the-shelf” manufacturing and administration. The AIM INJ modality is scalable and simple to administer. Nanoparticles can be manufactured ahead of time and stored, enabling a significant cost time and scalability advantage over most other T cell therapies.
•Rapid new product development. In addition to these core principles of differentiation, we believe the unique modular design of the AIM platform and manufacturing process facilitates the rapid design of new product candidates. This capability is based on synergies derived from interchangeable components (antigen peptides, signaling proteins, core material), shared methods for nanoparticle construction (protein conjugation, peptide loading) and a platform cell therapy manufacturing system. Rather than having to create a fully new biologic molecule, like an antibody, against the target, the peptides can simply be loaded onto the nanoparticles for immediate testing as a new product.
While there are many T cell focused technology platforms and product candidates in development across the biotechnology industry, we believe that the AIM nanoparticle T cell directed approach has a unique combination of attributes with the potential to be transformative in the field of immunotherapy.
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
Key elements of our strategy include:
•Advance the AIM INJ program candidates into clinical trials. We believe that one of the most significant advantages presented by our AIM technology is the potential for an “off-the-shelf,” injectable form of the AIM nanoparticle. Our first program is likely to be in oncology, and our next program likely in the autoimmune disorder space. The specific timing for the start of the clinical trials will depend on resource availability but the development of the AIM INJ product candidates remain our top priority.
•Advance NEXI-001 and NEXI-002 to registrational trials. While enrollment in both of these programs is currently paused due to resource constraints, we have been generating meaningful proof-of-concept data supporting tolerability, immune response and clinical activity while validating our mechanism of action (MOA). Life Cycle Development Plans to move into earlier lines of therapy and evaluate novel IO/IO combinations in specific populations based on emerging pre-clinical data have also been paused.
•Drive forward our solid tumor strategy. Our first solid tumor product candidate, NEXI-003 represents the potential to advance IO/IO breakthroughs in HPV related tumors. Our HPV programs are designed to deliver a potent anti-tumor response against multiple HPV antigens combined with a cancer survival antigen. Additional product candidates using a mix of selected patient specific antigen strategies, including neoantigen approaches and IO/IO combinations are in pre-clinical development using both ACT and the INJ modalities. Our ongoing collaboration with New York University (Dr. Jeff Weber’s lab) is advancing our personalized neoantigen strategies and our collaboration with Hackensack Meridian Health Center for Discovery is advancing what we believe to be a unique IO/IO combination, AIM nanoparticle expanded “fit” T cells combined with TCE agents.
•Advance multiplex functional target validation. We will continue to advance our multiplex functional validation tools that enable enhanced multi-target combinations and selection for new products. Given the large number of potential antigen combinations in solid tumors, and the broad potential in autoimmune disorders and infectious diseases, we expect licensing and partnerships to be a core element of our strategy as we establish the broader applicability of our AIM technology.
•Advance our autoimmune strategy and Leverage partnerships to drive early product development. The AIM INJ modality has been constructed to deliver either “suppressive” or “apoptotic” co-stimulation signals directly to auto-reactive T cell populations, which is critical for addressing autoimmune disorders. In addition to Class I development, we have designed a Class II nanoparticle that unlocks broad potential in the autoimmune space. Our collaborations with the National Institute of Health, or NIH, for advancing Multiple Sclerosis and HAM/TSP programs for autoimmune neurodegenerative diseases and with Yale University to advance our Type 1 Diabetes program are examples of partnerships we will establish to help drive this technology forward for patients.
•Leverage partnerships to drive new product development in virally mediated infectious disease. In addition to autoimmune disorders, we believe that there may be significant opportunities to address virally mediated infectious diseases via either the AIM ACT or AIM INJ modality. We also believe that the AIM technology may be applicable to the treatment of, and preparation for, future virally mediated epidemics and pandemics. While we believe that our AIM technology platform is well-suited to address these new therapeutic opportunities, we expect that we would partner with experienced biopharmaceutical companies with deep capabilities in these areas to advance new therapies in these potential indications. Our collaborations with the NIH in Multiple Sclerosis and HAM/TSP and Yale University in Type 1 Diabetes are examples of partnerships we will establish to help drive this technology forward for patients.
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
NEXI-001
NEXI-001 is an allogeneic cell therapy in Phase I/II development for the treatment of patients with AML who have relapsed disease after receiving allo-HSCT. Allo-HSCT is currently the only therapeutic procedure with established curative potential for intermediate and high-risk AML patients. However, of the approximately 20,000 patients diagnosed with AML in the United States in 2019, approximately 50% were young or healthy enough to qualify for allo-HSCT. Of those patients who do receive allo-HSCT, fewer than half are cured. Patients who relapse after allo-HSCT face a dismal prognosis and are left with limited treatment options. Most will succumb to their disease within one year of relapse and the two-year survival rate is less than 15%. Many of these patients fail to respond to further salvage treatments with an even worse prognosis.
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
Our AIM technology is used to produce the NEXI-001 product candidate. As illustrated in the graphic below, AIM nanoparticles are loaded with five AML-specific peptides from the WT 1, PRAME and Cyclin A1 antigens, which are used to enrich and expand AML-specific T cells. These AML-specific T cells recognize and attack these specific antigen peptide targets, which are commonly over-expressed on both leukemic blasts and leukemic stem cells.
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

The schema for this trial (and current enrollment) is shown below:

NEXI-001: Phase I Dose Escalation

Evaluate tolerability, immune response, clinical activity, manufacturability and expansion dose

Dose escalation phase evaluating NEXI-001 in patients who have relapsed post allo-HST and after 1-3 lines of salvage therapy

Screening: BMBX[1]. donor consent and collection
Bridging chemo to stabilize disease during manufacturing

BMBX* (baseline)

Lymphodepletion (Flu / Cy 30/300)

✓ Dose Level 1 - COMPLETE (50M cells, single dose) (n=1)

✓ Dose Level 2 - COMPLETE (100M cells, single dose) (n=3)

✓ Dose Level 3 - COMPLETE (200M cells, monthly x 2 @ D0, M1) (n=3, 2 dosed and 1 enrolled)

✓ Dose Level 4 – **COMPLETE** (200M cells, weekly x 3 for 2-3 cycles) (n=3)

Expansion Cohort (n=16)

Dose level 5/Cohort 4 was not enrolled

Patient Characteristics

Most of the patients had 3 to **5** adverse risk patient characteristics and additional poor prognostic characteristics were observed.

- **9 of 11 (82%)** had adverse risk mutations at diagnosis, **all** had adverse risk mutations at baseline
- **3/11 (27%)** had primary or secondary extramedullary disease (poor prognostic); in some instances, shares similarities with solid tumors
- **7 of 11 (64%)** had AML that was refractory to induction therapy
- **7 of 11 (64%)** had post-allo HCT remission < 12 months
- Most refractory to 1 or more salvage therapies (post allo-SCT), including venetoclax.
- **10 of 11 (90%)** of these poor prognostic patients did not achieve a remission to their last salvage therapy prior to study enrollment.

Preliminary Data from the Phase I/II Clinical Trial
We have completed enrollment and dosing in the dose escalation phase, with a total enrollment of 11 patients. We have previously reported data from six patients across Dose Level 1, Dose Level 2 and Dose Level 3 safety cohorts to date and Dose Level 4 has been completed. Two additional patients were reported at ASCO in 2023. One reported patient (Dose Level 3, 200M single dose) maintained a complete response up to 6 months. The second patient reported (Dose Level 4 200M T cells, Day 0, Day 8, Day 15) presented with extramedullary disease with an observed clinical response up to 3 months. Since ASCO, additional data has been shared for these two patients that maintained response up to 9 months and 10 months respectively. Importantly, investigators have observed a dose response. Data analyses are being finalized and will be shared at an appropriate scientific forum.
Each of these patients has been closely monitored for safety and early signs of clinical activity. In addition, biomarkers were analyzed to assess early signs of immunologic response; clinical lab reports and patient charts were used to measure myeloid activity (neutrophils counts, platelet counts, Red Blood Cell counts, transfusion burden); and validated clinical endpoints were incorporated to measure early signs of clinical activity. It is important to note that we are early in the safety evaluation and dose-finding part of the Phase I/II trial, and that the results reported here represent data from the 11 patients in the dose escalation safety phase and are not statistically significant.
Safety and tolerability. The NEXI-001 therapy has been well tolerated without dose limiting toxicities, observed after a across all doses evaluated. This includes no > grade 3 cytokine release syndrome, immune effector cell-associated neurotoxicity syndrome, or ICANS, or infusion-related reactions, or IRRs at any Grade Level (Grade 1-4). One Grade 3 and one Grade 1 GvHD was observed in patients with a history of GvHD and resolved within 72 hours.
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

Patient Characteristics
Summary of Patient Experience
As discussed above, we have previously reported clinical data in six patients for NEXI-001’s initial clinical trial. Here we provide baseline characteristics of all 11 patients in the safety phase of the study, with a dose-ascending plan. The first patient received a single dose of 50M T cells, the next three patients received a single dose of 100M T cells. Two patients received one dose of 200M cells, and two patients received 200M cells at Day 0 and Day 30 for a total of 400M cells. Dose Level 4 included patients that received 200M cells administered weekly for three weeks (Day 0, Day 8, Day 15) for a total of 600M cells.
The data from the initial dose levels reported to date are encouraging and supports progression to the expansion phase at this last dose and include a second cycle. Additional dose levels are under consideration. Specifically, we have observed:
NEXI-001 is well-tolerated.
•No DLT’s were observed, no deaths and no discontinuation to TEAE’s. One Grade 3 and one Grade 1 GvHD was reported in patients with a history of GvHD, which resolved within 72 hours. Two cases of transient CRS were reported which resolved.
NEXI-001 generates a robust immune response across all dose levels reported to date:
Rapid recovery of absolute lymphocyte counts (ALC) following the pre-therapy lympho depleting chemotherapy regimen including reconstitution of both CD8+ and CD4+ T cell subtypes, despite the fact that NEXI-001 contains CD8+ T cells only. Expansion and persistence of antigen-specific T cells in both the peripheral blood and bone marrow.
•The phenotypes of the antigen-specific T cells in the NEXI-001 product candidate, including stem-cell-like memory and central memory T cell populations, are maintained in blood and the bone marrow over time.
Signals of NEXI-001 of clinical activity across all dose levels reported to date:
Investigators have observed some or all of the following:
•Evidence of dose response.

•Evidence of marrow recovery based on improved donor chimerism (i.e., granulocytes, T cells, bone marrow) and where relevant, reduced transfusion burden.
•Improved ECOG performance.
•Evidence of reduced tumor burden based on decreases in peripheral blasts and a decrease in bone marrow blasts.
The following chart summarizes the preliminary clinical experience of the patients at the various dosing levels:

As described above, we have completed enrollment and dosing of patients in Dose Level 4. Four out of seven patients in the last 2 dose levels achieved Best Status / Best Response of at least morphological CR (3 months up to 9+ months). Investigators observed a dose response with an acceptable tolerability profile. Observations from this safety phase (e.g. patient baseline characteristics) will be applied to any future expansion or new studies pending resources. As illustration, a patient in Dose Level 4 was enrolled with ongoing chronic steroid dosing, a known immunosuppressive agent and another patient in Dose Level 4 presented with >90% blasts in both blood and marrow. Though paused at this time, enrollment in any future study will require a steroid washout period and establish reasonable limits on high disease burden. Based on the tolerability observed, a second dose cycle of Dose Level 4 is proposed should the program be resourced and continued. We are still collecting data on these patients and expect to share this data at an appropriate scientific forum. At this time, further enrollment is paused due to resource constraints.
NEXI-002
NEXI-002 is an autologous cell therapy in Phase I/II clinical development to treat patients with relapsed and/or refractory MM who have failed at least three prior lines of therapy. We have currently paused enrollment in the expansion phase of the trial due to resource constraints. MM accounts for around 10% to 15% of all hematologic malignancies and primarily affects older individuals, with approximately 32,000 new cases a year in the United States. While significant progress has been made in the treatment of MM, there is currently no cure for the condition.
Treatment Paradigm for MM
There are currently several T cell therapies under clinical investigation for this patient population. Among them, anti-B-cell maturation antigen, or BCMA, transduced CAR T therapies have demonstrated early and impressive initial clinical results across multiple Phase II/III clinical trials, with objective responses rates, or ORR, greater than 90% in patients reported within some individual trials, though tumor escape and relapse remains a significant challenge.

CAR T therapy, by design, uses an antibody to target a single protein, such as BCMA, expressed on the surface of a plasma cell. These surface proteins are not critical to the survival of the plasma cell and can be downregulated when under immune pressure, such as from the CAR T cellular therapy. As a result, the tumor cell can avoid detection by the CAR T cell in a process known as tumor escape. We also believe that a primary driver of tumor relapse following CAR T therapy is the loss of CAR T cells from a patient’s body: the CAR T cells do not persist. Due to the way CAR T cells are manufactured, they contain highly potent T cells, but do not contain the natural T cell subtypes that support self-renewal, immunologic memory and long-term persistence. When the CAR T cells die out, the cancer can relapse.
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
•T cell persistence and tumor relapse. The AIM technology has been optimized to consistently produce product candidates that contain T cell subtypes that support anti-tumor potency, self-renewal, immunologic memory and long-term T cell persistence. We believe the combination of these T cell characteristics has the potential to effectively address disease relapse due to short-term T cell survival.
When taken together, we believe these attributes of NEXI-002 give it the potential to improve the durability of clinical responses observed with current approved therapies and improve the toxicity profile reported to date when using these genetically engineered T cell modalities.
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
Phase I/II Clinical Trial Design
Our clinical trial with NEXI-002 is a prospective, multi-center, open-label, single-arm, dose-escalating Phase I/II clinical trial with planned enrollment between 19 and 23 patients. The initial safety evaluation phase assessed the safety and tolerability of a single infusion of NEXI-002 within a single dose range. In the second part of the trial, the expansion phase, investigators will further define safety and will also evaluate the initial efficacy of each product candidate at the dose established in the safety evaluation phase. The trial’s primary objective is to assess the safety and tolerability of a single infusion of NEXI-002 T cells in patients with MM who have failed at least three prior lines of therapy. Secondary objectives include signals of anti-tumor activity, ORR (which includes CR), OS and PFS. Additional biomarker analyses will assess the in vivo persistence, proliferation, functionality and TCR repertoire of NEXI-002 T cells as measured in blood and bone marrow samples. Our clinical endpoints have been recognized as appropriate measurements of safety and clinical response. The clinical trial sites include City of Hope Cancer Center, the M.D. Anderson Cancer Center, the Memorial Sloan Kettering Cancer Center, the Karmanos Cancer Institute, the Ohio State University Comprehensive Cancer Center, the Dana Farber Cancer Center, and the Advent Hospital in Orlando, Florida.

Preliminary Data from the Phase I/II Clinical Trial
Enrollment in this clinical trial has been paused with seven patients enrolled and dosed. We report data on a total of six patients, of which three patients were treated in the Safety Evaluation Phase and three patients were treated in the Expansion Phase. The remaining data will be shared in an appropriate scientific forum.
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
Manufacturing. Strategies to yield higher product doses have been successfully implemented to support dose escalation in heavily pre-treated patients.
Lower burden of disease. Patients enrolled in the study had an average of eight prior lines of therapy. Based on initial safety data, the NEXI-002 protocol has been amended to include patients with smoldering multiple myeloma (an early stage of multiple myeloma).

Patient Characteristics
Summary of Patient Experience
Future Opportunities
Moving forward, our strategy is to focus on the development of the AIM INJ modality, with the expectation that we will be able to advance it through IND approval and into a Phase I/II clinical trial, resources permitting. We believe the data we have already collected is validating of the AIM platform’s mechanism, which gives us a favorable risk profile as we seek to establish the technology in solid tumors, infectious diseases and autoimmune disorders. We have generated a significant body of combined clinical and non-clinical data to support the AIM nanoparticle-based approach, which we use to prioritize our clinical development efforts and to identify potential disease areas and indications to pursue.

•Create new cancer treatment paradigms in tumor types across a range of immunogenicities.
•Solid Tumors. Our IND for NEXI-003 in HPV-associated malignancies has been accepted by the FDA, but the planned Phase I/II clinical trial has been paused due to resource constraints. HPV-associated malignancies remain a disease area of high interest for the AIM INJ platform, and there are many more opportunities for the AIM technology in the solid tumor space. The scientific community has identified, robustly characterized and clinically evaluated over 75 specific antigen targets (including intracellular and surface antigens as well as shared common neo-antigen epitopes) across multiple solid tumor types, and we plan to use this data to inform our next wave of multi-antigen targeted product development in oncology. Additionally, combinations of multi-antigen specific AIM therapeutics with CPI’s remain a potential IO/IO breakthrough. Our ACT T cells have demonstrated superior anti-tumor effect, survival and T cell persistence in melanoma models. Initial pre-clinical INJ data demonstrate persistence of “fit” specific T cells and significant survival in an established tumor model. Dose regimen optimization is ongoing.
•Hematology (Blood Cancers). The AIM multi-antigen approach has the potential to pursue a broader set of targets to address escape and durability. Combined, early clinical data is consistent with pre-clinical results demonstrating antigen specific cells proliferate, traffic and persist at the site of tumor. Additionally, opportunity exists to move into earlier disease to halt progression. Recent publications have associated T cell fitness as a predictor of response in MM. Pre-clinical data supports this concept and suggests a novel combination of low dose AIM nanoparticle expanded T cells with low dose bispecific T cell engager (e.g., CD3/BCMA, CD3/Flt-3) with the potential to achieve synergistic, superior potency and durability in tumors where the tumor microenvironment is more immunosuppressive.

•Autoimmune Disorders. We believe that our AIM technology will enable us to target autoimmune conditions using either the AIM ACT or AIM INJ modality. For most autoimmune disorders like Type 1 Diabetes (T1D), autoreactive (or self-destructive) T cells become the cells targeted for therapeutic intervention. AIM nanoparticle Signal 1 protein (MHC) can be loaded with antigen peptides that recognize targeted autoreactive T cells and is combined with a different Signal 2 (PDL1-Ig or aFas) to deliver a suppressive or apoptotic signal that either tolerizes or eliminates the disease-causing T cells. No off-target effect has been observed pre-clinical evaluation. In a Type I diabetes study (Dr. Herald’s lab, Yale), disease specific INJ prevented development of disease for >100 days (length of study) vs control in a murine model.

•In conditions like multiple sclerosis, or MS, the Epstein-Barr virus, or EBV, plays a critical role in mediating the disease process. Eliminating EBV-infected cells with EBV-specific T cells has been shown by others to impact disease progression for patients with Primary Progressive MS and could be done using the AIM ACT approach. We believe that EBV-specific AIM ACT or AIM INJ product candidates can be developed for clinical evaluation in various forms of MS. While initial pre-clinical development is focused on an MHC Class I approach, we have developed Class II nanoparticles that unlocks significant potential for additional autoimmune indications.
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
•Advance our AIM based functional Target Validation method. We have designed a multiplex approach to functionally assess immune responses as a new dimension for research target evaluation and TCR deconvolution.
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
Competition
We are initially developing product candidates to address hematological malignancies, which will be followed by an expansion into solid tumors, autoimmune disorders and infectious diseases. Accordingly, we may face competitors from multiple biotechnology or biopharmaceutical companies, many of which have access to greater resources, technical expertise and broader collaborations that could result in faster development, exclusive access to novel enabling technologies, biomarker-based differentiation or commercialization. These competitors also compete for recruiting and retaining talent in critical areas of research, development, manufacturing, regulatory and commercial functions. If our current or future product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.
The field of immuno-oncology is rapidly evolving, and we expect to compete with companies developing other approaches to direct T cell function. These include but are not limited to, the following modalities.
Genetically Engineered T Cells
These include both CAR-T and TCR engineered cell therapies being developed as treatments for MM and AML. CAR-T cell therapies generally target single cell surface antigen proteins and are mostly limited to blood tumors, including products and product candidates being developed at companies such as Bristol-Myers Squibb Company, Novartis AG, Gilead Sciences, Inc., Fate Therapeutics, Inc. and Mustang Bio, Inc. We also expect to compete with TCR engineered cell therapies, which employ high affinity TCR’s against a single endogenously presented antigen peptide, including products and product candidates being developed by companies such as Adaptimmune Therapeutics plc, GlaxoSmithKline plc, Gilead Sciences, Inc. and Immatics N.V. More recently, select CAR-T cell companies have transitioned to autoimmune B cell diseases such as systemic lupus erythematosus (Cabaletta).
Non-engineered Endogenous T Cells
These are cell therapy approaches that employ the ex vivo activation and expansion of non-genetically engineered endogenous T cells. TIL therapies are an approach that requires harvesting patient tumors and expanding these cells as a final product. Amtagvi (Iovance Biotherapeutics, Inc) is the first approved TIL therapy for solid tumors with a lead indication of melanoma. Future options that increase antigen specificity, T cell fitness offer significant potential benefit. Additional approaches use antigen presenting cell, or APC, based systems, typically as ex vivo activation and expansion systems, are being developed by companies such as Atara Biotherapeutics, Inc. and Marker Therapeutics, Inc. These approaches rely on the host immune cells to provide instructions to T cells.
Cancer Vaccines
Similar to APC based systems described above, injectable cancer vaccine approaches (e.g. mRNA) rely on host antigen presenting cells as intermediaries to process and present specific signals that direct a targeted T cell function, including products and product candidates being developed at companies like BioNTech SE and Moderna, Inc. Recent success in the adjuvant setting in combination with CPI to prevent progression in encouraging. Novel approaches that can be used beyond the adjuvant setting are needed.
Approaches for Autoimmune Disorders
Recently, cell therapy companies have transitioned their CAR-T cell programs into lupus, a well-established B cell driven autoimmune disease. (Novartis, BMS, Karverna, Atara, Gracell). Additional approaches in development focus on establishing tolerance through T regulatory mechanisms. Most clinical approaches expand non-antigen specific regulatory T cells (Treg) to provide broad immune regulation. Other modalities rely on host antigen presenting cells for the induction T regulatory activity and tolerance. Yield and control of antigen specificity remains a challenge. (Quell, Sangamo, Lisata).
Antibody Platforms
These modalities employ modified antibodies to redirect T cell function and include bispecific T cell engagers, or BiTEs, and dual-affinity re-targeting proteins, or DARTs, including products and product candidates being developed at companies like Amgen Inc., GlaxoSmithKline plc, Johnson & Johnson and MacroGenics, Inc.
Our competitors may obtain regulatory approval for their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products. These competitors may also be more successful in manufacturing and marketing their products.
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
Under the terms of the 2011 license agreement and the A&R Johns Hopkins License Agreement, Johns Hopkins was entitled to an up-front license fee of $155,000 and we issued them 26,918 shares of our common stock. Johns Hopkins was also entitled to milestone fees of $75,000 in connection with clinical trial milestones. For the first licensed product or licensed service in the therapeutic field, we may be required to pay Johns Hopkins additional aggregate milestone fees of $1.6 million for clinical and regulatory milestone fees. We may be required to pay Johns Hopkins reduced milestone fees for the second and third licensed products or licensed services in the therapeutic field in connection with clinical and regulatory milestones. In the diagnostic field, we may be required to pay Johns Hopkins aggregate milestone fees of $400,000 for the first licensed product or licensed service and reduced milestone fees for the second and third licensed products or licensed services. We may be required to pay Johns Hopkins aggregate milestone fees of $100,000 for commercial milestones for the first licensed product or licensed service in the non-clinical field. In total, we may be required to pay Johns Hopkins additional milestone fees of up to $4.2 million for all clinical, regulatory and commercial milestones for all licensed products or licensed services in the therapeutic field, the diagnostic field and the non-clinical field. We may also be required to pay royalties in the low to upper single digits on net sales of licensed products and licensed services in the therapeutic field, diagnostic field and non-clinical field that are covered by the patent rights owned by Johns Hopkins or use know-how of Johns Hopkins. We are required to make minimum annual royalty payments of $100,000 to Johns Hopkins for the remainder of the term of the A&R Johns Hopkins License Agreement; the amount of the minimum annual royalty payment started in the low five figures in the first year of the agreement and increased to $100,000 in the third year of the agreement and for each subsequent year of the agreement. We may also be required to pay Johns Hopkins a low double digit percentage, not to exceed 15%, of any non-royalty sublicense consideration we receive. We are also required to use commercially reasonable efforts to meet certain clinical and technical diligence milestones.
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
Zephyr Joint Research Agreement
In March 2022, we entered into a Joint Research Agreement, or JRA, with Zephyr AI, Inc., or Zephyr, focused on the joint collaboration, identification and validation of certain targets in order to facilitate further research, development and potential commercialization of immunotherapies. Pursuant to the JRA, Zephyr will identify suitable antigens or combinations thereof for validation and testing by NexImmune. The Joint Steering Committee provided for by the JRA, or the JSC, will then determine which identified candidates shall be subject to further analysis. We will validate which, if any, of the identified antigens are suitable for T-cell engagement and killing function, which antigens are referred to as the Final Candidates. The JSC will make a good-faith determination as to whether the data supports the further IND-targeted development by us of any of the Final Candidates. We and Zephyr will jointly own any Final Candidates, including the intellectual property related thereto. Each of the company and Zephyr shall be responsible for payment of their own respective costs and expenses in connection with the performance of their respective obligations under the JRA. If a Final Candidate is to be further developed, then we and Zephyr shall engage in good-faith negotiations to agree on the terms and conditions of an agreement with respect to the further development and commercialization of such Final Candidate. If such an agreement is not executed within the prescribed negotiation period, then neither we nor Zephyr may further develop such Final Candidate.
Each of the company and Zephyr can terminate the JRA (i) for any reason upon 90 days’ written notice, and (ii) upon the other’s breach or default of any of the terms and conditions thereof, subject to 30 days’ notice and cure period. Absent early termination or mutual extension, the JRA shall terminate two (2) years after the effective date. As of March 16, 2024, neither party extended the JRA and the JRA is terminated.

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
Preclinical studies
Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product candidate’s biological characteristics, chemistry, toxicity, stability and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin.
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
Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the investigational product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical trial or to submit trial results as provided for in the law can give rise to civil monetary penalties and prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have recently begun enforcing those requirements against non-compliant clinical trial sponsors.

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
Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological drug candidate does not undergo unacceptable deterioration over its shelf life.
U.S. Review and Approval Processes
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. A BLA must contain sufficient evidence of the biological product candidate’s safety, purity, potency and efficacy for its proposed indication or indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.
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
Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval or may require additional clinical or other data and information. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. On the basis of the FDA’s evaluation of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete. and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase III clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the BLA addressing all of the deficiencies identified in the letter or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the BLA for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging from the clinical trial process.
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
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Furthermore, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
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
Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the United Kingdom medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.
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
Employees and Human Capital Resources
As of March 1, 2024, we had six full-time employees. Of these employees, three were engaged in research and development activities. Substantially all of our employees are based in Gaithersburg, Maryland. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Corporate Information
We were incorporated in Delaware in 2011. Our principal executive offices are located at 9119 Gaither Road, Gaithersburg, MD 20877, and our telephone number is (301) 825-9810. Our website address is www.neximmune.com and the information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.
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
Following is a summary of our Risk Factors:
•We require substantial additional funding. If we are unable to raise capital, we may be unable to complete the development and commercialization of our product candidates and we could be required to complete a wind down of our operations and/or seek bankruptcy protection.
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
•Our shares of common stock could be delisted from the Nasdaq Capital Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.
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
We are a clinical-stage biopharmaceutical company that was formed in June 2011. We have no products approved for commercial sale and have not generated any revenue. We are focused on developing immunotherapy products in which the body’s immune system orchestrates a targeted T cell response against disease-relevant cells. Although there have been significant advances in cell-based immunotherapy, our T cell technologies are new and largely unproven. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies, and conducting clinical trials. If one of our product candidates received regulatory approval, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. In addition, our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.
We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses in for the foreseeable future and may never achieve or maintain profitability.
We are not profitable and have incurred significant losses in each period since our inception, including net losses of $32.3 million and $62.5 million for the years ended December 31, 2023 and 2022, respectively. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.
A critical aspect of our strategy is to invest significantly in our technology platform to improve the efficacy and safety of our product candidates. To become and remain profitable, we must develop and eventually commercialize products with significant market potential, which we may never achieve. Even if we succeed in commercializing one or more of these product candidates, we will continue to incur losses for the foreseeable future relating to our substantial research and development expenditures to develop our technologies. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in the value of our company could also cause you to lose all or part of your investment.

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

If we fail to obtain additional financing on acceptable terms or at all, we may be unable to complete the development and commercialization of our product candidates and we could be required to complete a wind down of our operations and/or seek bankruptcy protection.
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
As of December 31, 2023, we had $3.2 million in cash, cash equivalents, and available-for-sale marketable securities. In February 2021, we completed the IPO for net proceeds of $114.6 million after deducting underwriting discounts and commissions and offering expenses. We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to meet our anticipated cash requirements for at least twelve months from the issuance of these financial statements. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:
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
We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to raise additional funding will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. We expect that additional funding will be highly dilutive to holders of our common stock. Such additional funding could involve the issuance and sale of redeemable or convertible preferred stock which terms may include liquidation preferences, price resets or other anti-dilution protections, or other equity or debt securities senior to our common stock, that would provide their holders with significant preferences and other rights over our common stock and which could reduce or eliminate some or all of the value of the common stock and any other securities exercisable for or convertible into our common stock. The additional funding may result in certain governance and other board rights being provided to investors in such a financing. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be particularly challenging in light of the continued uncertainties and circumstances regarding the current market conditions, any pandemics, regional conflicts, sanctions, labor conditions or geopolitical events. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we could be required to complete the wind down of our operations and/or seek bankruptcy or similar protection. As a result, our business, financial condition and results of operations would be materially affected and our stockholders would lose all of their investment. Our license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

We currently have a shelf registration statement effective, however, our ability to raise capital under this registration statement may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.
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
In October 2023, our board of directors implemented a reduction-in-force of substantially all of our employees, other than key members of our management, scientific and R&D teams necessary to implement the wind up and support the efforts to maximize the value of our business and our assets. The uncertainty inherent in this reduction-in-force caused concerns from third parties with whom we do business, and increased the likelihood of turnover of other key officers and employees.
If we lose key members of management, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing such members may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully.
Our strategic refocus and the associated reduction-in-force could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
There can be no assurance that our strategic refocus and the associated reduction-in-force will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Our workforce reductions may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, our workforce reductions can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, our workforce reductions may result in unexpected expenses or liabilities and/or write-offs. If our workforce reductions fail to achieve some or all of the anticipated benefits, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, which may force us to complete a wind down of our operations and/or seek bankruptcy protections.
We had cash, cash equivalents, and marketable securities of $3.2 million as of December 31, 2023, which we believe that should be sufficient to fund our operating plan into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the requirements of ASC 205-40, Presentation of Financial Statements - Going Concern, and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the date of the financial statements. Our ability to continue as a going concern will depend on our ability to obtain substantial additional funding. Adequate additional financing may not be available to us on acceptable terms, or at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional securities, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities will substantially dilute all of our stockholders. We could also be required to seek funds through arrangements with potential collaboration partners, including at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, our board of directors will need to consider the interests of all our constituents and take appropriate action, including to restructure or wind down the business, if it appears that we are insolvent. If we are unable to obtain additional funding on a timely basis, we may resume pursuit of a wind down of our operations and/or seek bankruptcy or similar protection. As a result, our business, financial condition and results of operations would be materially affected and our stockholders would lose all of our investment.
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
•the securing of, costs related to, and timing issues associated with, manufacturing our therapeutic;
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
We face risks related to health, pandemics, epidemics and outbreaks, including the COVID-19 pandemic, which could significantly disrupt our business.
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. As a recent example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe, and certain other countries. In the years following the initial outbreak, numerous state and local jurisdictions imposed quarantines, shelter-in-place orders, executive orders, and similar government orders for their residents to control the spread of COVID-19.
A significant outbreak of other infectious diseases in the future also could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.
The FDA or comparable foreign regulatory authorities may disagree with our regulatory plans, and we may fail to obtain regulatory approval of our product candidates.
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
Our product candidates are biologics and the process of manufacturing our products is complex, highly regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting T cells from patients, enriching and expanding T cells ex vivo, and ultimately infusing the T cells back into a patient’s body. As a result of the complexities, the cost to manufacture biologics in general, and our modified cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with harvesting T cells, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material or later-developed product at any point in the process, the manufacturing process for that patient may need to be restarted and the resulting delay may adversely affect that patient’s outcome. Our product candidate relies on donor’s providing their blood, which is used to harvest T-cells. If issues arise with the product candidate, the donor may need to wait three months before they are able to donate again. This could result in the patient not being treated. Additionally, if microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Because our product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials. As a result of the complexities of our manufacturing process, we have in the past encountered difficulties in producing our product candidates. For example, our manufacturer has in prior instances produced batches of the active ingredient in our product candidate that did not meet the dosing requirement of our clinical trial protocol.
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
We rely on third parties to manufacture our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or price, or fail to maintain or achieve satisfactory regulatory compliance.
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
Although in the future we do intend to develop our own manufacturing facility, we also intend to use third parties as part of our manufacturing process and may, in any event, never be successful in developing our own manufacturing facility. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA must approve any manufacturers. This approval would require new testing and GMP and current good tissue practices, or cGTP compliance inspections by FDA, as applicable. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products.
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
As of March 1, 2024, we had 6 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:
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
Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships, and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. If we are unable to raise additional capital through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.
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
In the past, securities litigation has often followed certain significant business events, such as the announcement of a strategic restructuring or realignment. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential partnership or other opportunities, or the ultimate value our stockholders receive in any such partnership or other opportunity.
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
It cannot be predicted whether, when, in what form or with what effective dates new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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
•any restrictions on concomitant us of other medications;
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
In the EU, we may be subject to the General Data Protection Regulation (GDPR) which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR applies to any company established in the European Economic Area, or EEA, (which includes the EU Member States plus Iceland, Liechtenstein, and Norway) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR establishes stringent requirements applicable to the processing of personal data, including strict requirements relating to the validity of consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions affording greater protection to and requiring additional compliance measures for “special categories of personal data” including health and genetic information of data subjects, mandatory data breach notification (in certain circumstances), “privacy by design” requirements, and direct obligations on service providers acting as processors. The GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.
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
We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. Any termination of these licenses, in particular from Johns Hopkins, could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See the sections of this Annual Report on Form 10-K captioned “Business—Intellectual Property” and “Business—Johns Hopkins License Agreement” for additional information regarding our license agreements.
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
Further, there have been, and may continue to be, legislative and regulatory proposals at the U.S. federal and state levels and in foreign jurisdictions directed at broadening the availability and containing or lowering the cost of healthcare. In addition, existing legislation aimed at patient affordability in the United States such as the ACA may be repealed or replaced. The continuing efforts of the government, insurance companies, managed care organizations and other third-party payors to contain or reduce costs of healthcare may adversely affect our ability to set prices for our products that would allow us to achieve or sustain profitability. In addition, governments may impose price controls on any of our products that obtain marketing approval, which may adversely affect our future profitability.
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
On November 30, 2023, we received a letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, based on Nasdaq’s review of our Company and pursuant to Nasdaq Listing Rule 5101, or the Listing Rule, Nasdaq believes that we are a “public shell,” and that the continued listing of our securities is no longer warranted. In response, we timely requested a hearing before a Nasdaq Hearings Panel, or the Panel, which request stayed any further action by the Staff.

Subsequent to the hearing, we received notice that the Panel had granted our request for an exception through May 28, 2024 to evidence compliance with the Listing Rule.
This compliance date represents the full extent of the Panel’s discretion to grant continued listing while we are non-compliant with the Listing Rule. The Panel reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make our continued listing inadvisable or unwarranted. Accordingly, there can be no assurance that we will be able to regain compliance with the Nasdaq listing rules or maintain our listing on the Nasdaq Capital Market. If our common stock is delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital.

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
•the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, Israel and Gaza, terrorism or other geopolitical events.
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
We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an EGC for up to five years following the year in which we complete the IPO, although circumstances could cause us to lose that status earlier. We will remain an EGC until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the IPO, (ii) in which we have total annual gross revenue of at least $2.35 billion or (iii) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
In connection with the preparation of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to our control environment. More specifically, we have determined that we have not maintained adequate segregation of duties as a result of a lack of sufficient finance and accounting staff to maintain policies and procedures intended to ensure appropriate segregation of duties with respect to accounting and financial reporting. This lack of sufficient finance and accounting staff is a consequence of our previously reported reduction-in-force. The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. We may determine to take actions to address these control deficiencies, however, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weakness.
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
As of December 31, 2023, there are 1,066,320 shares of common stock outstanding. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Our amended and restated certificate of incorporation, or certificate of incorporation, and amended and restated bylaws, or bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
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
Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws (in each case, as they may be amended from time to time) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; provided, however, that this exclusive forum provision will not apply to any causes of action arising under Exchange Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Maryland will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. We have chosen the United States District Court for the District of Maryland as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Gaithersburg, Maryland. In addition, our amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the State of Maryland, as applicable. Additionally, the forum selection clause in our bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Maryland may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
Risks Related to the Proposed Dissolution and Liquidation
Our proposed dissolution and liquidation may not be completed in a timely manner or at all.
As previously disclosed, on November 2, 2023, our board of directors unanimously approved the liquidation and wind up of our Company through a dissolution pursuant to a plan of liquidation and dissolution, or the Plan of Dissolution, subject to stockholder approval, while continuing to pursue alternatives intended to maximize the value of our business and our assets. We called a special meeting of the stockholders, or the Special Meeting, to seek approval of the plan of dissolution and filed proxy materials relating to the Special Meeting with the SEC as soon as practicable. As a result of the financing consummated on February 6, 2024 resulting in gross proceeds to us of approximately $3.7 million before deducting the placement agent fee and related offering expenses, we determined to postpone the Special Meeting. Subject to the outcome of our pursuit of alternatives to maximize the value of the business and our assets, we expect to call a new Special Meeting of stockholders to seek approval of the plan of dissolution, set a new record date for the determination of stockholders entitled to vote at the Special Meeting, and file proxy materials relating to the Special Meeting with the SEC.

If our stockholders do not approve the Plan of Dissolution, we would not be able to continue our business operations.
If we call a new Special Meeting and our stockholders do not approve the Plan of Dissolution, our board of directors will continue to explore what, if any, alternatives are available for the future of our Company in light of its business activities; however, those alternatives are likely limited to seeking voluntary dissolution at a later time with potentially diminished assets or seeking bankruptcy protection (should our net assets decline to levels that would require such action). It is unlikely that these alternatives would result in greater stockholder value than the proposed Plan of Dissolution.
Our board of directors may determine not to proceed with the dissolution.
If we call a new Special Meeting and the dissolution is approved by our stockholders, our board of directors may determine in its sole discretion not to proceed with the dissolution. If our board of directors elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any of the funds that might otherwise be available for distribution to our stockholders. After the Certificate of Dissolution has been filed, revocation of the dissolution would require stockholder approval under Delaware law.
Our stockholders of record will not be able to buy or sell shares of our common stock after we close our stock transfer books at the effective time of the dissolution.
If our board of directors determines to proceed with the dissolution, we intend to close our stock transfer books and discontinue recording transfers of our common stock at the effective time of the dissolution. After we close our stock transfer books, we will not record any further transfers of our common stock on our books except by will, intestate succession or operation of law. Therefore, shares of our common stock will not be freely transferable after the effective time of the dissolution. As a result of the closing of the stock transfer books, all liquidating distributions in the dissolution, if any, will likely be made pro rata to the same stockholders of record as the stockholders of record as of the final record date.
We cannot assure you as to the amount of distributions, if any, to be made to our stockholders.
At present, we cannot predict with certainty the amount of distributions to our stockholders if the Plan of Dissolution is implemented. The amount of cash ultimately distributed to our stockholders in any distribution pursuant to the Plan of Dissolution depends on, among other things, the amount of our liabilities, obligations and expenses and claims against us, and the amount of the reserves that we establish during the liquidation process. Estimates of these amounts may be inaccurate. Factors that could impact these estimates include the following: (i) if any of the estimates regarding the Plan of Dissolution, including the expenses to satisfy outstanding obligations, liabilities and claims during the liquidation process, are inaccurate, (ii) if litigation is brought against us or our directors and officers, if unforeseen claims are asserted against us, we will have to defend or resolve such claims or establish a reasonable reserve before making distributions to our stockholders, (iii) if the estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are inaccurate and (iv) if we continue to incur significant expenses related to ongoing reporting obligations.

General Risk Factors
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Cybersecurity.
We recognize the critical importance of maintaining the trust and confidence of customers, contractors, commercial partners, vendors, consultants and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology, or NIST and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Cybersecurity Risk Management and Strategy; Effect of Risk
We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modeling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our board of directors provides oversight of our cybersecurity risk management and strategy processes, which are led by our Vice President, Corporate Controller.
We also identify our cybersecurity threat risks by comparing our processes to standards set by the NIST, as well as by engaging experts to attempt to infiltrate our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:
•monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
•through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls;
•conduct cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;

•leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
•carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.
Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation. As part of the above processes, we rely on internal resources rather than consultants, auditors or other third parties, to review our cybersecurity program.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches,” which disclosures are incorporated by reference herein.
In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.
Cybersecurity Governance; Management
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. In general, our board of directors oversees risk management activities designed and implemented by our management, and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. Our board of directors executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees.
Upon detection of a material cybersecurity threat, our board of directors receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our board of directors generally receives materials that include cybersecurity materials discussing current material cybersecurity threat risks, and describing our ability to mitigate those risks, and discusses such matters with our Chief Executive Officer. Our board of directors receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Vice President, Corporate Controller and supported by consultants with experience in managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs as needed. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to our board of directors about material cybersecurity threat risks.
Item 2. Properties.
Our headquarters is located in Gaithersburg, Maryland, where we leased a total of approximately 22,800 square feet of office and laboratory space under a lease that terminated on January 31, 2024. On January 31, 2024, we amended the arrangement to lease 5,377 square feet on a month-to-month basis.

We leased an additional 6,440 square feet of office space in Gaithersburg, Maryland that expired February 29, 2024.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On February 12, 2021, our common stock began trading on The Nasdaq Capital Market under the symbol “NEXI.” Prior to that time, there was no public market for our common stock.
Holders of Our Common Stock
As of December 31, 2023, there were approximately 91 holders of record of shares of our common stock.
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
Recent Sales of Unregistered Equity Securities
We did not sell any of our unregistered securities during the year ended December 31, 2023.
Issuer Purchases of Equity Securities
Not applicable.
Item 6. [Reserved.]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this filing on Form 10-K and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act on February 11, 2021, or the Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
On October 31, 2023, our Board of Directors approved a reduction-in-force of substantially all of our employees, other than key members of management necessary to implement the wind up and support the efforts to maximize the value of our business and our assets. As part of this strategy, we focused on developing AIM INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. We also paused development of our current adoptive cell therapy, or AIM ACT, product candidates, NEXI-001 and NEXI-003, and the NEXI-002 trial in Multiple Myeloma. We intend to continue to explore external opportunities that may permit us to continue to advance these clinical programs.
The backbone of our approach is our proprietary Artificial Immune Modulation, or AIM. One of the critical advantages of the AIM technology platform is the ability to rapidly customize it for new therapeutics, in a modular, Lego-like manner. NexImmune has developed protein conjugation techniques so that nanoparticles can be customized quickly for different antigens, HLA alleles and Signal 2 messages. It is even possible to add additional signals or homing proteins. This gives the platform tremendous flexibility and application in oncology and infectious disease (where up-regulatory messages are delivered to targeted T cells) but also autoimmune disorders (where down-regulatory or apoptotic messages are delivered to targeted T cells). These conjugation techniques also apply to both the ex vivo adoptive cell therapy modality, called AIM ACT, and the in vivo directly-injectable modality, called AIM INJ.
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
To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock, our convertible promissory notes and the IPO. In February 2021, we completed the IPO and issued and sold an aggregate 297,666 shares of common stock, which included 38,826 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $425.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs. In the year ended December 31, 2022, we sold an aggregate of 127,396 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million. No sales were transacted for the year ended December 31, 2023.

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense. Our net loss was $32.3 million and $62.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $222.6 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.
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
As part of our reduction-in-force announced in November 2023, we incurred $0.6 million of costs related to severance pay and other related termination benefits. Management communicated the workforce reduction in November 2023.
As of December 31, 2023, we had cash and cash equivalents of $3.2 million.
Nasdaq Delisting Notification or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On November 30, 2023, we received a letter from the Staff of Nasdaq notifying us that, based on Nasdaq’s review of our Company and pursuant the Listing Rule, Nasdaq believes that we are a “public shell,” and that the continued listing of our securities is no longer warranted. In response, we timely requested a hearing before the Panel, which request stayed any further action by the Staff. Subsequently, we received notice that the Panel had granted our request for an exception through May 28, 2024 to evidence compliance with the Listing Rule.
This compliance date represents the full extent of the Panel’s discretion to grant continued listing while we are non-compliant with the Listing Rule. The Panel reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make our continued listing inadvisable or unwarranted. Accordingly, there can be no assurance that we will be able to regain compliance with the Nasdaq listing rules or maintain our listing on the Nasdaq Capital Market. If our common stock is delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital.
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

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in our executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and insurance costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercialization activities and, if any product candidates receive marketing approval, commercialization activities if we are successful in raising funds to pursue these programs. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.
Interest Income
Interest income consists of interest earned on our cash equivalents and marketable securities during the period.
Interest Expense
Interest expense consists of interest accrued on the convertible notes and interest recognized upon the amortization of the beneficial conversion feature, debt issuance costs and bifurcated derivative liability.
Loss on assets held for sale

The loss on assets held for sale consists of fixed assets that ceased depreciation and measured at the lower of its carry value or fair value less cost to sell.
Results of Operations
Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	19,282	$47,148	$(27,866)
General and administrative	13,001	15,934	(2,933)
Loss on assets held for sale	691	—	691
Total operating expenses	32,974	63,082	(30,108)
Loss from operations	(32,974)	(63,082)	30,108
Other income (expense), net:
Interest income	698	644	54
Other expense	(69)	(88)	19
Total other income, net	630	577	53
Net loss	$(32,344)	$(62,505)	$30,161
Research and Development Expenses. Research and development expenses were $19.3 million and $47.1 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $27.9 million was due primarily to decreases of $14.4 million on research and preclinical manufacturing, a decrease of $6.2 million on clinical trial expenses, a decrease to salary and benefits of $7.1 million resulting from decreased headcount that includes an offset of $2.9 million in restructuring charges and a $2.7 million decrease in stock compensation expense. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $13.0 million and $15.9 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $2.9 million was due primarily to decreases of $2.9 million in legal and professional fees, a decrease in salary and benefits of $0.2 million from decreased head count and reduction, offset by $0.2 million increase in facility costs.
Loss on assets held for sale. We designated certain equipment held for sale, ceased depreciation, and measured the held for sale assets at the lower of its carry value or fair value less cost to sell resulting in the loss on assets held for sale of equipment for the year ended December 31, 2023.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2023, we had cash and cash equivalents of $3.2 million.
On February 2, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single healthcare focused institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), (i) an aggregate of 117,000 shares (the “Shares”) of common stock, par value $0.0001, of the Company (the “Common Stock”), at an offering price of $12.05 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) exercisable for up to 187,731 shares of Common Stock (the “Pre-Funded Warrant Shares”), at an offering price of $12.049 per Pre-Funded Warrant, for aggregate gross proceeds from the Offerings (as defined below) of approximately $3.7 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses. The closing of the Offerings is expected to occur on or about February 6, 2024, subject to the satisfaction of customary closing conditions.
The shares of Common Stock and Pre-Funded Warrants (and shares of common stock underlying the Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-263399), which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022 and declared effective by the SEC on March 16, 2022 (“Registration Statement”), including the base prospectus contained therein, and a related prospectus supplement, dated February 2, 2024, filed with the SEC on February 5, 2024.
In a concurrent private placement (the “Private Placement” and, together with the Registered Offering, the “Offerings”), the Company issued to the Investor unregistered warrants to purchase up to an aggregate of 304,731 shares of Common Stock (the “Unregistered Warrants”) at an exercise price of $12.05 per share. Each Unregistered Warrant is exercisable immediately and will expire two years from the initial exercise date. The Unregistered Warrants and the shares of our Common Stock issuable upon the exercise of the Unregistered Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), are not being offered pursuant to the Registration Statement and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and/or Rule 506(b) promulgated thereunder.
We believe that our existing cash and cash equivalents will be sufficient to fund our activities into the second quarter of 2024.
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

Initial Public Offering
In February 2021, we completed an IPO and issued and sold an aggregate 297,666 shares of common stock, which included 38,826 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $425.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs.
"At-the-market" offering facility
During the year ended December 31, 2022, we sold an aggregate of 3,184,900 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million. No sales were transacted for the year ended December 31, 2023.
Cash Flows
The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2023 and 2022:

	Year ended December 31
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,430)	$(51,191)
Investing activities	(44)	50,316
Financing activities	—	5,179
Net (decrease) increase in cash, cash equivalents and restricted cash	$(31,474)	$4,303
Operating Activities
Net cash used in operating activities was $31.4 million and $51.2 million for the years ended December 31, 2023 and 2022, respectively. The net cash used in operating activities for the year ended December 31, 2023 was primarily due to our net loss of $32.3 million, resulting from R&D expenditures of $19.3 million as we continue to our preclinical program and transition our clinical programs and $13.0 million of administrative expenses for salary and related expenses and professional fees. Our net loss is partially offset by $0.9 million in non-cash expenses and working capital changes.
The net cash used in operating activities for the year ended December 31, 2022 was primarily due to our net loss of $62.5 million, consisting of $47.1 million for R&D expenses primarily in pre-clinical research expenses as we prepared for our clinical program and began ramping up our clinical programs, and $15.9 million in administrative expenses for salary and related expenses and profession fees. These are partially offset by $11.3 million in non-cash expenses and working capital changes.
Investing Activities
Net cash used in investing activities was nominal for the year ended December 31, 2023.

Net cash provided by investing activities was $50.3 million for the year ended December 31, 2022. The net cash provided by investing activities for the year ended December 31, 2022 was primarily due to the maturities of $71.5 million and redemption of $1.5 million in available-for-sale marketable securities partially offset by the purchase of $21.5 million in available-for-sale marketable securities and by the purchase of property and equipment of $1.3 million.

Financing Activities
Net cash provided by financing activities was nominal for the year ended December 31, 2023.

Net cash provided by financing activities was $5.2 million for the year ended December 31, 2022 primarily due to the net proceeds of $5.1 million from the "at-the-market" offering facility.

Funding Requirements
We believe that our existing cash and cash equivalents together with follow on raise in February 2024 will be sufficient to meet our anticipated cash requirements into the second quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. If we are not able to raise additional funding, we may not be able to enter into successful collaborations under favorable terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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
Stock-Based Compensation
We account for our stock-based compensation as expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.
For grants of restricted stock units, we base the fair value on the stock price as of the date of grant. We estimate the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the SEC, Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period.
Other Company Information
Net Operating Loss and Research and Development Carryforwards and Other Income Tax Information
On December 31, 2023, we had federal and state net operating loss carryforwards of $154.3 million and federal research credit carryforwards of $0.3 million. Approximately $10.5 million of the federal NOL was generated prior to 2018 and will expire in increments through 2037 beginning in 2035, while the remaining $143.8 million will be carried forward indefinitely. The state NOL will expire in increments through 2037, beginning expiring in 2035. The federal research and development tax credit carryforwards, if not utilized, will expire beginning in 2037.

We believe that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023. Management reevaluates the positive and negative evidence at each reporting period.
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
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $2.35 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,
•we may present only two years of audited financial statements, plus unaudited condensed financial statements for any interim period, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this filing.
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
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies, which may make our financial statements less comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Until the date that we are no longer an emerging growth company or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act of 1933 upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which we will adopt the recently issued accounting standard.
We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of the IPO was less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. After the IPO we may continue to be a smaller reporting company if either (1) the market value of our stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Issued and Adopted Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3, “Summary of significant accounting policies.”
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
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States. We have, from time-to-time, engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period between the date that transactions are initiated, and the date of payment or receipt of payment is generally of short duration. Accordingly, we believe we do not have a material exposure to foreign currency risk.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Controller (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Controller concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has taken additional steps to assure there is appropriate disclosure in this report and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an assessment of the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.
As previously disclosed, we identified a material weakness in our internal control over financial reporting related to our control environment during the preparation of our unaudited financial statements for the three and nine months ended September 30, 2023, which remained unremediated as of December 31, 2023. More specifically, we determined that we did not maintained adequate segregation of duties as a result of a lack of sufficient finance and accounting staff to maintain policies and procedures intended to ensure appropriate segregation of duties with respect to accounting and financial reporting. This lack of sufficient finance and accounting staff is a consequent of our previously reported reduction-in-force. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
In order to remediate this material weakness, we will need to hire additional financing and accounting staff and develop and roll out training on processes and controls. We are also considering engaging the assistance of additional third-party resources as deemed appropriate to assist management in its remediation efforts.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the material weakness described above.
Item 9B. Other Information.
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
The following table provides information regarding our executive officers and directors as of March 1, 2024:

Name	Age	Position
Executive Officers:
Kristi Jones	60	President, Chief Executive Officer and Director
Mathias Oelke, Ph.D.	56	Chief Science Officer
Timothy Stover	51	Vice President, Corporate Controller

Non-Employee Directors:
Sol J. Barer, Ph.D. (2)(3)	76	Chairperson of the Board of Directors
Alan S. Roemer, M.B.A., M.P.H. (1)	54	Director
Tim Bertram, Ph.D. (1)(2)	68	Director
Paul D’Angio, R.P.H., M.S.J. (1)(2)	65	Director
Zhengbin (Bing) Yao, Ph.D. (3)	58	Director
Grant Verstandig (3)	34	Director
Leena Gandhi, M.D., Ph.D.	53	Director
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Governance Committee.
Executive Officers
Kristi Jones has served as our President and Chief Executive Officer and as a member of our board of directors since February 2022. She served as our Chief Operating Officer from March 2018 to February 2022, our Chief Business Officer from June 2017 to March 2018, and as a consultant to the Company from September 2015 to February 2017. Prior to joining us, from 2013 to 2015, Ms. Jones served as Vice President of Portfolio Strategy at AstraZeneca. From November 2011 to July 2013, she served as Vice President of Global Strategic Marketing at MedImmune. Prior to that, Ms. Jones held multiple leadership roles with increasing responsibility at Genentech where she worked for 16 years, including Head of Immunology and Ophthalmology Global Product Strategy, Life Cycle Lead and Franchise Management. Ms. Jones has held roles in Strategy, Business Development, Commercial Operations, Managed Care, Marketing and Sales. Ms. Jones serves on the Life Science Panel for Springboard Enterprises focused on start-up companies led by women and on the Cell Therapy Committee for the Alliance of Regenerative Medicine. Ms. Jones received her Pharmacy degree from the University of Texas, College of Pharmacy and her B.S. in Biology from Texas Tech University. We believe that Ms. Jones’ qualifications to serve on the board of directors include her extensive executive leadership in the life sciences industry and her knowledge of our business, having previously served in several senior positions with the company.
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
Timothy Stover has served as our Vice President, Corporate Controller since in June 2021. In August 2023, he was also appointed our principal financial and accounting offer. From 2018 to 2021, Mr. Stover served as Executive Director, Corporate Controller, at Autolus Therapeutics Plc., a publicly traded, clinical-stage pharmaceutical company. From 2017 to 2018, Mr. Stover served as Director, Financial Reporting for Sucampo Pharmaceuticals, Inc., and from 2014 to 2017, as Associate Director of External Reporting & Technical Accounting at Iridium Communications Inc. Prior to that, Mr. Stover worked as a

Senior Manager at Ernst & Young LLP. Mr. Stover received B.A. in Economics from Wittenberg University and an MPA from American University and is a Certified Public Accountant in the State of Virginia.
Non-Employee Directors
Sol J. Barer, Ph.D. has served as the Chairperson of our board of directors since November 2019. Dr. Barer has served as Chairperson of the Hackensack Meridian Health Center for Discovery & Innovation, a research center, since June 2018 and as a member of Barer & Son Capital, an investment fund focused on capitalizing early-stage breakthrough biotechnology companies, since 2017. Dr. Barer also serves on the boards of directors of several public companies, including Teva Pharmaceutical Industries Limited as Chairperson and ContraFect Corporation as lead Director. Dr. Barer previously served as Chairperson and director of InspireMD, Inc. from 2011 to 2017, and as a director of Amicus Therapeutics, Inc. from 2009 to 2017 and Aegerion Pharmaceuticals, Inc. from 2011 to 2016. From 1987 to 2011, Dr. Barer held various leadership positions at Celgene. He served as Chairperson of Celgene from January 2011 to June 2011, Executive Chairperson from June 2010 to January 2011, and Chairperson and Chief Executive Officer from May 2006 to June 2010. He was previously President of Celgene from 1993 to May 2016 and Chief Operating Officer from 1994 to May 2006. Dr. Barer was the founder of the biotechnology group at the Celanese Research Company that was subsequently spun off as Celgene. Dr. Barer also served as the Chairperson and director of Edge Therapeutics from 2011 to 2019 and as the Chairperson of Aevi Genomic Medicine from 2012 to 2021. Dr. Barer received his Ph.D. in organic and physical chemistry from Rutgers University and his B.S. in chemistry from Brooklyn College of the City University of New York. We believe that Dr. Barer’s qualifications to serve on our board of directors include his significant scientific, executive and board leadership experience in the biopharmaceutical industry.
Alan S. Roemer, M.B.A., M.P.H. has served as a member of our board of directors since February 2017 and served as Chairperson of our board of directors from December 2017 to November 2019. He has served as Chairperson and a member of the board of directors of IN8bio, Inc., a public biotechnology company, since September 2020; Chairperson and a member of the board of directors of UTILITY therapeutics Ltd., a private biotechnology company, since March 2020; a member of the board of directors of Bit. Bio Ltd., a private synthetic biology company, since August 2021; and a member of the board of trustees of the Helene Fuld College of Nursing since June 2014. Mr. Roemer was a founding leadership team member and senior vice president of Roivant Sciences, Inc., a private biopharmaceutical company, from the company’s inception May 2014 to August 2019, where he held various senior management roles responsible for finance, operations and corporate development. From March 2015 to August 2015, he also served as principal financial and accounting officer of Axovant Sciences Ltd., a public biopharmaceutical company, and a founding leadership team member and chief financial officer of its wholly owned subsidiary, Axovant Sciences, Inc. Prior to Roivant and Axovant, Mr. Roemer served in various executive roles, including managing director of the Trout Group LLC and Trout Capital LLC from 2009 to 2014, chief financial officer and treasurer of Zelos Therapeutics, Inc. from 2008 to 2009, and vice president of Pharmasset, Inc. 1999 to 2008, which was subsequently acquired by Gilead Sciences, Inc. Mr. Roemer has also served as a member of the board of directors of Envisagenics, Inc., a private artificial intelligence company, from September 2021 to February 2023, and as a member of the board of directors of SomPharmaceuticals SA, a private biopharmaceutical company, from August 2012 to May 2016, until its acquisition by Amryt Pharma plc. Mr. Roemer received a B.S. in Business Administration from Georgetown University and his MBA and MPH degrees from Emory University’s Goizueta Business School and Rollins School of Public Health. We believe that Mr. Roemer’s qualifications to serve on our board include significant executive and board leadership experience in the biopharmaceutical industry.
Tim Bertram, Ph.D. has served as a member of our board of directors since January 2017. Dr. Bertram currently serves as Chief Executive Officer of the National Science Foundation, Regional Innovation Engine of North Carolina, and Partnership Program Director, Wake Forest Institute for Regenerative Medicine, Wake Forest University School of Medicine. From May 2020 to November 2023, Dr. Bertram served as Chief Executive Officer and board member of ProKidney, a late clinical-stage biotech company. From 2016 to 2019, Dr. Bertram served as Chief Executive Officer and as a member of the board of directors of inRegen, a clinical-stage cellular therapeutics company focused on the treatment of chronic renal disease. Mr. Bertram also is a member of the board of directors of Twin City Bio LLC, a contract development and manufacturing service for pharmaceutical and biotech companies focused on cell-based therapies. Prior to that, he served as Chief Executive Officer of RegenMed Therapeutics. He served as Chief Scientific Officer of Tengion Inc. from 2004 to 2014 after serving as President of Research and Development where he brought four cell-based therapeutic products from discovery through Phase 2 clinical development. Dr. Bertram was involved in the development and registration of eight medical products while serving as a senior executive at Pfizer Inc., SmithKline Beecham Pharmaceuticals, and The Procter & Gamble Company. He was a faculty member at the University of Illinois, and a visiting scientist at the National Institutes of Health. Tengion Inc. filed a voluntary chapter 7 bankruptcy petition in December 2014. Dr. Bertram received his D.V.M. and Ph.D. in Cellular Pathology from Iowa State University and was board certified in Veterinary Pathology in 1984. We believe that Dr. Bertram’s qualifications to serve on our board of directors include his leadership experience in drug development at public and private biotechnology companies, along with his leadership in the innovation of cellular therapeutics.
Paul D’Angio, R.P.H., M.S.J. has served as a member of our board of directors since January 2017. Mr. D’Angio has served as President of PDA Pharmaceutical Services LLC, a pharmaceutical manufacturing consultancy, since September 2016.

Mr. D’Angio also served as Vice President, Head of Manufacturing of PDS Biotechnology Corporation, a clinical-stage immunotherapy company, from March 2019 through June 2020. From December 2017 to March 2019, Mr. D’Angio served as Vice President, Head of Development of Edge Therapeutics, Inc., a biopharmaceutical company. From December 1998 to August 2016, he served as Senior Director, Senior Vice President, Global Head of Technical Operations of Celgene, where he gained extensive cross-functional and technical leadership experience in building and operating a global pharmaceutical manufacturing and supply chain organization. Mr. D’Angio is a registered pharmacist and received his BSc in Pharmacy from Duquesne University and MSJ in Healthcare Law from Seton Hall University Law School. We believe that Mr. D’Angio’s qualifications to serve on our board of directors include his substantial experience in the pharmaceutical industry, specifically in commercial manufacturing, drug product development, risk management operations and investigational materials supply.
Zhengbin (Bing) Yao, Ph.D. has served as a member of our board of directors since January 2017. Dr. Yao brings more than 20 years’ experience in the biopharmaceutical industry. Since June 2021, Dr. Yao has served as chief executive officer and Chairperson of ArriVent BioPharma, a biotechnology company focused on the development of biopharmaceutical products. From February 2018 to March 2021, Dr. Yao served as Chief Executive Officer of Viela Bio, Inc., a clinical-stage biotechnology company focused on autoimmune and severe inflammatory diseases and as Chairperson of its board of directors from January 2019 to March 2021. From October 2010 to February 2018, Dr. Yao served in various leadership roles at MedImmune, most recently as Senior Vice President, Head of Respiratory, Inflammation, Autoimmune iMED. Dr. Yao also served as Senior Vice President, Head of Immuno-Oncology Franchise, of AstraZeneca. Prior to his tenure at MedImmune and AstraZeneca, Dr. Yao served as Head of PTL for Immunology, Infectious Diseases, Neuroscience, and Metabolic Disease of Genentech. Previously, Dr. Yao was Vice President and Head of Research of Tanox, Inc., before it was acquired by Genentech in 2007. Dr. Yao serves on the board of directors of Immune-Onc Therapeutics, Inc., a private biotechnology company developing biotherapies for cancer. Dr. Yao received his M.S. in Immunology from Anhui Medical University in Anhui, China and his Ph.D. in Microbiology and Immunology from the University of Iowa. We believe that Dr. Yao’s qualifications to serve on our board of directors include his significant experience in the biopharmaceutical industry, particularly in autoimmune disease, and his experience serving as a chief executive officer of a publicly-traded biotechnology company.
Grant Verstandig has served as a member of our board of directors since January 2021. Since October 2020, Mr. Verstandig is a Co-Founder serves as the Chairperson of Red Cell Partners, an investment and incubation firm that backs, builds, and scales early-stage technology-led companies in the healthcare and national security sectors. Mr. Verstandig was the founder and served as the chief executive officer of Rally Health, Inc., a consumer centric digital health company acquired by UnitedHealth Group from January 2010 to April 2022. He has also served as the Executive Chairperson of Epirus, a venture-backed directed energy company that creates counter-UAS systems and power management solutions for multiple applications from since November 2022 and served as Executive Chairperson from June 2018 to April 2022. Since April 2021, Mr. Verstandig is a co-founder and serves as the Executive Chairperson of Zephyr AI Inc., an artificial intelligence platform of precision medicine and drug discovery. Mr. Verstandig also co-founded Spycraft Entertainment, a content and entertainment production company focused on intelligence and military operations, in June 2018. Mr. Verstandig has also served on the National Council for the American Enterprise Institute since April 2016 and is a founding member of the Greater Washington Partnership, where he has been a director since January 2017. Mr. Verstandig has served as an advisor to several organizations in the health, defense, foreign policy and intelligence spaces, and has served as a senior advisor to the National Security Agency on advanced analytics, technology and artificial intelligence since 2017. Mr. Verstandig attended Brown University. We believe that Mr. Verstandig’s qualifications to serve on our board of directors include his healthcare industry experience, along with his leadership in the innovation of technology-enabled health services.
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
Board Composition
As of March 1, 2024, our board of directors consisted of eight members, all of whom are members pursuant to the board composition provisions of our existing certificate of incorporation. Our board of directors may consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. We have no formal policy regarding board diversity. Our board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape and professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. Our certificate of incorporation and amended and restated by-laws provides that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.
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
Staggered Board
Our board of directors is divided into three staggered classes of directors of the same or nearly the same number, and each is assigned to one of the three classes. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2025 for Class I directors, 2026 for Class II directors, and 2024 for Class III directors:
•our Class I directors are Mr. D’Angio and Dr. Zhengbin (Bing) Yao;
•our Class II directors are Mr. Roemer, Dr. Bertram and Mr. Verstandig; and
•our Class III directors are Dr. Barer, Ms. Jones and Dr. Gandhi.
Committees of Our Board of Directors and Meetings
Audit committee. Our Audit committee has three members, Alan S. Roemer (Chairperson), Tim Bertram, and Paul D’Angio. Our board of directors has determined that each member of the Audit committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable Nasdaq Listing Rules and has sufficient knowledge in financial and auditing matters to serve on the Audit committee. Our board of directors has determined that Alan S. Roemer is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. The Audit committee’s responsibilities include:
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
Compensation committee. Our Compensation committee has three members, Tim Bertram (Chairperson), Sol Barer, and Paul D’Angio. Our Compensation committee’s role and responsibilities are set forth in the Compensation committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of our board of directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation committee also administers our 2021 Equity Incentive Plan. The Compensation committee is responsible for recommending to our board of directors the compensation for our chief executive officer and conducts its deliberations or voting with respect to that issue without the chief executive officer present. All members of the Compensation committee qualify as independent under the definition promulgated by the Nasdaq Listing Rules.
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
The Compensation committee has the sole authority to obtain, at our expense, advice and assistance from compensation consultants, legal counsel, experts and other advisors that the Compensation committee deems advisable in the performance of its duties. The Compensation committee has the sole authority to approve any such consultants’ or advisors’ fees and other retention terms. The Compensation committee may select any such consultant, counsel, expert or adviser to the Compensation committee, only after taking into consideration factors that bear upon the adviser’s independence. The Compensation committee’s independent compensation consultant during fiscal year ended December 31, 2023 was AON Consulting, or AON, AON is engaged by, and reports directly to, the Compensation committee, which has the sole authority to hire or fire AON and to approve fee arrangements for work performed. AON assists the Compensation committee in fulfilling its responsibilities under its charter, including advising on proposed compensation packages for executive officers, compensation program design and market practices generally. The Compensation committee has authorized Radford to interact with management on behalf of the Compensation committee, as needed in connection with advising the Compensation committee, and AON is included in discussions with management and, when applicable, the Compensation committee’s outside legal counsel on matters being brought to the Compensation committee for consideration.
A copy of the Compensation committee’s written charter is publicly available on our website at https://ir.neximmune.com/investors/corporate-governance.
Nominating and Governance committee. Our Nominating and Governance committee, or Nominating Committee, has three members, Sol Barer, Ph.D. (Chairperson), Zhengbin (Bing) Yao, Ph.D., and Grant Verstandig. Our board of directors has determined that all members of the Nominating Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Nominating Committee’s responsibilities are set forth in the Nominating Committee’s written charter and include:
•evaluating and making recommendations to the full Board as to the composition, organization and governance of our board of directors and its committees,
•evaluating and making recommendations as to director candidates,
•evaluating current Board members’ performance
•overseeing the process for Chief Executive Officer and other executive officer succession planning, and
•developing and recommending governance guidelines for the Company.
Generally, our Nominating Committee considers candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. Once identified, the Nominating Committee will evaluate a candidate’s qualifications in accordance with our Nominating and Governance Committee Policy

Regarding Qualifications of Directors appended to our Nominating Committee’s written charter. Threshold criteria include: personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of our industry, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on our board of directors, and concern for the long-term interests of our stockholders. Our Nominating Committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees. However, the Nominating Committee will consider issues of diversity among its members in identifying and considering nominees for director and strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on our board of directors and its committees.
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
Board Leadership Structure
The positions of our chairperson of the board and chief executive officer are separated, with Ms. Jones serving as our Chief Executive Officer and Dr. Barer serving as the chairperson of our board of directors. Separating these positions allows Ms. Jones, as our Chief Executive Officer, to focus on our day-to-day business, while allowing the chairperson of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort and energy that Ms. Jones, as our Chief Executive Officer, must devote to her position in the current business environment, as well as the commitment of a member of our board of directors required to serve as our chairperson, particularly as the board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the independent directors in the oversight of our Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors. Our board of directors believes its administration of its risk oversight function has not affected its leadership structure. Our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.
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

Item 11. Executive Compensation.
Summary Compensation Table
The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2023 and 2022 to our Chief Executive Officer and President, our two next most highly compensated executive officers and our Chief Financial Officer, each of whom earned more than $100,000 during the fiscal years ended December 31, 2023 and 2022, and was serving as an executive officer as of such date.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Kristi Jones	2023	675,102	285,450	93,537	28,727	1,082,816
President and Chief Executive Officer	2022	511,824	148,800	1,471,843	19,819	2,152,286
John Trainer (4)	2023	728,722	217,098	27,780	15,971	989,571
Chief Financial Officer	2022	384,292	146,000	285,068	15,842	831,202
Jerome Zeldis (5)	2023	137,452	158,415	—	14,282	310,149
EVP, Head of Research & Development	2022	398,927	173,250	234,586	46,022	852,785
Mathias Oelke (6)	2023	416,333	153,386	25,286	36,057	631,062
Chief Science Officer	2022	352,713	115,500	232,465	35,594	736,272
Timothy Stover (7)	2023	273,453	76,720	9,977	10,505	370,655
Vice President, Corporate Controller

(1)The amount represents bonuses earned for 2021 and 2022 then paid in 2023 and 2022, respectively.
(2)These amounts represent the aggregate grant date fair value for option granted and RSUs awarded during the fiscal years ended December 31, 2023 and 2022, computed in accordance with FASB ASC Topic 718.
(3)The amounts in this column include our 401(k) match contribution for each named executive officer, medical insurance for Mr. Zeldis, and life insurance premium paid for Mr. Oelke.
(4)Mr. Trainer was terminated through a reduction-in-force in August 2023.
(5)Mr. Zeldis joined the Company in 2021. On March 23, 2023, Mr. Zeldis resigned as EVP, Head of Research & Development effective as of March 31, 2023 and has agreed to act as a consultant to the Company effective as of April 1, 2023.
(6)Mr. Oelke was appointed Chief Science Officer in April 2022.
(7)Mr. Stover was appointed as the Company’s Principal Financial and Accounting Officer in August 2023. On April 16, 2024, Mr. Stover will resign from all positions he holds at the Company.
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
Annual Cash Bonus Opportunities
Under our annual bonus program for 2023, each named executive officer was eligible to be considered for an annual bonus based by our compensation committee assessment of our performance in 2022. Each named executive officer was assigned a target bonus expressed as a percentage of their base salary, which was 50% for Ms. Jones, 45% for Mr. Zeldis, 40% for Mr. Trainer and Mr. Oelke. These may be adjusted for company performance for the year based on an assessment by the compensation committee. Our board of directors approved performance bonuses for the named executive officers as reflected in the column of the Summary Compensation Table above entitled “Bonus.”
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
For the 2023 fiscal year, Ms. Jones was paid an annual bonus of $285,450, and was also granted options to purchase 300,000 shares of our common stock. For the 2022 fiscal year, Ms. Jones was paid an annual bonus of $148,800, and was also granted options to purchase 456,000 shares of our common stock. Ms. Jones’s 2023 and 2022 options grant is subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining three years, subject to Ms. Jones’s continued service through each vesting date.
John Trainer
We entered into an employment agreement dated as of January 6, 2020 with Mr. Trainer with respect to his service as our Chief Financial Officer. Under the terms of the agreement, Mr. Trainer was entitled to an initial annual base salary of $345,000, subject to increase by our board of directors. Mr. Trainer was entitled to receive options to purchase 164,719 shares of our common stock, such that his unvested stock options at that time would represent 1.2% of the fully diluted equity of the Company. Pursuant to the terms of the agreement, Mr. Trainer was also entitled to receive an annual cash bonus of up to 40% of his then-current base salary in the sole discretion of our board of directors and based on such factors that our board of directors deems appropriate. Mr. Trainer was also eligible to participate in our equity incentive plans and was entitled to participate in our health insurance and other employee benefit plans and to receive reimbursement for business expenses. Mr. Trainer was terminated through a reduction-in-force in August 2023.
Mr. Trainer’s employment agreement provided that in the event that (1) Mr. Trainer’s employment was terminated other than for cause, (2) Mr. Trainer terminated his own employment as a result of a material breach of his employment agreement by the Company, including any material diminution in the nature or scope of Mr. Trainer’s authorities, powers, functions, duties or responsibilities, following a cure period (a “Constructive Termination”), or (3) a change of control of the Company occurs, he was entitled to receive the following severance benefits: (i) a severance payment equal to 12 months of his then-current salary and a pro-rata share of Mr. Trainer’s bonus target (40% of then-current salary) paid in installments; (ii) accelerated vesting and, if applicable, exercisability of the then-unvested portion of each of his outstanding equity awards; and (iii) eligibility for at least 18 months of healthcare coverage through COBRA. These severance benefits are conditioned upon Mr. Trainer’s execution of a release of claims in favor of the Company. In the event that Mr. Trainer’s employment was terminated due to his death or disability, he or his beneficiary was entitled to payment of all accrued and unpaid base salary, payment for all accrued but unused vacation time for the then-current annual period, all unreimbursed business expenses incurred through the date of termination and a pro-rata portion of his annual bonus.
For the 2023 fiscal year, Mr. Trainer was paid an annual bonus of $217,098, and was also granted options to purchase 89,100 shares of our common stock. For the 2022 fiscal year, Mr. Trainer was paid an annual bonus of $146,000, and was also granted options to purchase 78,100 shares of our common stock. The options granted to Mr. Trainer are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining three years, subject to Mr. Trainer’s continued service through each vesting date.
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
For the 2023 fiscal year, Mr. Zeldis was paid an annual bonus of $158,415, and was not granted options to purchase our common stock. For the 2022 fiscal year, Mr. Zeldis was paid an annual bonus of $173,250, and was also granted options to purchase 80,100 shares of our common stock. The options granted to Mr. Zeldis are subject to a two-year vesting schedule, with 50% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining one year, subject to Mr. Zeldis’s continued service through each vesting date.
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
For the 2023 fiscal year, Mr. Oelke was paid an annual bonus of $153,386, and was also granted options to purchase 81,100 shares of our common stock. For the 2022 fiscal year, Mr. Oelke was paid an annual bonus of $115,500, and was also granted options to purchase 60,000 shares of our common stock. The options granted to Mr. Oelke are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining three years, subject to Mr. Oelke’s continued service through each vesting date.

Outstanding Equity Awards at 2023 Fiscal Year-End
The following table shows grants of stock options outstanding on the last day of the year ended December 31, 2023 to each of the executive officers named in the Summary Compensation Table.

	Option Grants				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Awards: Number of Unearned Units or Other Rights That Have Not Vested	Market Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Kristi Jones	629	—	$30.75	03/02/2027
	3,526	—	$30.75	07/30/2028
	148	—	$30.75	09/24/2028
	979	—	$30.75	03/18/2029
	752	—	$30.75	06/17/2029
	2,175	—	$30.75	02/10/2031
	210	982	$20.50	02/10/2031
	6,460	—	$30.75	04/04/2032
	1,140	10,640	$20.50	04/04/2032
	—	12,000	$10.25	04/03/2033
					11,868	$26,347

Mathias Oelke	1,895	—	$30.75	03/02/2027
	631	—	$30.75	03/02/2027
	4,602	—	$30.75	07/30/2028
	190	—	$30.75	09/24/2028
	1,277	—	$30.75	03/18/2029
	514	—	$30.75	02/10/2031
	—	282	$20.50	02/10/2031
	850	—	$30.75	04/04/2032
	150	1,400	$20.50	04/04/2032
	—	3,244	$10.25	04/03/2033
					5,044	$11,198
Timothy Stover	637	—	$25.75	07/05/2031
	73	466	$10.25	07/05/2031
	255	—	$25.75	04/04/2032
	45	420	$10.25	04/04/2032
	—	1,280	$10.25	04/03/2033
					2,840	$6,305
_____________
(2)    The market values of RSUs and restricted stock are determined by multiplying the number of shares by $2.22, the closing price of our common stock on the NASDAQ on December 29, 2023.
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

Director Compensation
The following table sets forth the total compensation paid during the fiscal year ended December 31, 2023 to each of our directors, other than Ms. Jones who did not receive compensation for her service as a director.

Name	Total
Sol J. Barer, Ph.D.	$102,000
Alan S. Roemer, M.B.A., M.P.H.	62,500
Tim Bertram, Ph.D.	57,500
Paul D’Angio, R.P.H., M.S.J.	62,500
Zhengbin (Bing) Yao, Ph.D.	64,000
Grant Verstandig	44,000
Leena Gandhi	26,154
The following table shows the aggregate grant date fair value for option awards granted during the fiscal year ended December 31, 2023, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 3 to our financial statements for the fiscal year ended December 31, 2023 included elsewhere in this Annual Report.

Name	Grant Date Fair Value	Number of Stock Options Held at Fiscal Year-End
Sol J. Barer, Ph.D.	$9,888	1,799
Alan S. Roemer, M.B.A., M.P.H.	9,888	1,799
Tim Bertram, Ph.D.	9,888	1,799
Paul D’Angio, R.P.H., M.S.J.	9,888	1,799
Zhengbin (Bing) Yao, Ph.D.	9,888	1,799
Grant Verstandig	9,888	1,799
Leena Gandhi	9,888	1,799

Non-Employee Director Compensation Policy
We have adopted a policy with respect to the compensation payable to our non- employee directors. Under this policy, each non-employee director will be eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards. Our non-employee directors will receive the following annual retainers for their service:

Position	Retainer
Board Chairperson	$65,000
Audit Committee Chairperson	22,500
Compensation Committee Chairperson	15,000
Transaction Committee Chairperson	15,000
Technical Operations Committee Chairperson	15,000
Science and Technical Committee Chairperson	15,000
Nominating and Governance Committee Chairperson	12,000
Board Member	35,000
Audit Committee Member	7,500
Compensation Committee Member	5,000
Transaction Committee Member	5,000
Technical Operations Committee Member	5,000
Science and Technical Committee Member	5,000
Nominating and Governance Committee Member	4,000
Equity awards for non-employee directors will consist of consist of an annual equity award consisting of options to purchase 1,799 shares of common stock annual, vesting 12 months after the grant date.
Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and bylaws.
Equity Compensation Plan and Other Benefit Plans
Our 2017 Equity Incentive Plan, or the 2017 Plan, was approved by our board of directors and stockholders in January 2017, and was subsequently amended in April 2017. The 2017 Plan provides for the issuance of up to 26,434 shares of our common stock. The 2017 Plan allows us to make grants of stock options, restricted stock, restricted stock units and stock appreciation rights to our employees, directors and consultants. As of January 31, 2021, under the 2017 Plan, options to purchase 20,384 shares of our common stock were outstanding, 5,938 shares of our common stock had been issued and were outstanding pursuant to the exercise of options granted under the 2017 Plan, and 107 shares of our common stock were available for future awards under the 2017 Plan, which shares are no longer available for issuance.
Our 2018 Equity Incentive Plan, or the 2018 Plan, was approved by our board of directors in June 2018 and our stockholders in July 2018, and was subsequently amended in July 2018. The 2018 Plan and 2017 Plan are collectively referred to as the “Equity Plans.” The 2018 Plan provides for the issuance of up to 72,279 shares of our common stock. The 2018 Plan allows us to make grants of stock options, restricted stock, restricted stock units and stock appreciation rights to our employees, directors and consultants. As of January 31, 2021, under the 2018 Plan, options to purchase 61,723 shares of our common stock were outstanding, 85 shares of our common stock had been issued and were outstanding pursuant to the exercise of options granted under the 2018 Plan, and 10,555 shares of our common stock were available for future awards under the 2018 Plan, which shares are no longer available for issuance.
Our 2021 Equity Incentive Plan, or the 2021 Plan, was approved by our board of directors in January 2021 and our stockholders in February 2021. The 2021 Plan, the 2018 Plan and the 2017 Plan are collectively referred to as the “Equity Plans.” The 2021 Plan provides for the issuance of up to 110,289 shares of our common stock, which includes 10,662 shares of common stock previously reserved for issuance pursuant to future awards under our 2017 Plan and our 2018 Plan, which shares will cease to be available for issuance under the 2017 Plan and the 2018 Plan. In addition, the 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the 2021 Plan on the first day of each calendar year beginning in calendar year 2022. The annual increase in the number of shares shall be equal to the lower of (i) 5.0% of the number of shares of our common stock outstanding on the date of the applicable increase or (ii) a lesser amount determined by our board of directors. The 2021 Plan allows us to make grants of stock options, restricted stock, restricted stock units and stock appreciation rights to our employees, directors and consultants.
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
The Equity Plans also provide that in the event of a corporate transaction (as defined in the Equity Plans and described below), and except as otherwise stated in a stock option or other award agreement, our board of directors will take one or more of the following actions with respect to outstanding stock awards: (i) arrange for the surviving corporation or acquiring corporation to assume or substitute for the outstanding stock awards; (ii) accelerate the vesting of outstanding stock awards, with such awards terminating if not exercised prior to the effective time of the corporate transaction, (iii) terminate or cancel outstanding stock awards to the extent not vested or exercised prior to the effective time of the corporate transaction; or (iv) make a payment equal to the excess of the value the holder would receive upon exercise of the award over the exercise price payable by the holder.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2024, for (a) the executive officers named in the Summary Compensation Table on page 127 of this Annual Report on Form 10K, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2024, pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 1,371,051 shares of common stock outstanding on March 1, 2024.

	Shares Beneficially Owned
Name and Address**	Number	Percent
More than 5% stockholders:
B&S NexImmune Holdco LLC and Joshua Barer (1)	75,383	5.5%
Directors and executive officers:
Sol J. Barer, Ph.D. (2)	98,179	7.1%
Alan S. Roemer, M.B.A., M.P.H. (3)	3,928	*
Tim Bertram, Ph.D. (4)	7,406	*
Paul D’Angio, R.P.H., M.S.J. (5)	5,392	*
Zhengbin (Bing) Yao, Ph.D. (6)	4,279	*
Grant Verstandig (7)	48,249	3.5%
Leena Gandhi, M.D., Ph.D. (8)	2,068	*
Kristi Jones (9)	23,747	1.7%
Mathias Oelke, Ph.D. (10)	11,554	*
Timothy Stover (11)	1,488	*
All directors and current executive officers as a group (10) persons	206,290	14.9%
_______________
*    Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
**    Unless otherwise indicated, the address for each beneficial owner listed is c/o NexImmune, Inc., 9119 Gaither Road, Gaithersburg, MD 20877.
(1)Consists of (a) 61,520 shares of our common stock held by B&S NexImmune Holdco, LLC, and (b) 13,863 shares of our common stock Joshua Barer. Joshua Barer is the sole manager of B&S NexImmune Holdco LLC and has sole voting and dispositive control over the shares held by B&S NexImmune Holdco LLC. Mr. Barer may be considered the beneficial owner of the shares held by B&S NexImmune Holdco LLC and disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Sol J. Barer, Ph.D., one of our directors and the father of Joshua Barer, is a member of Barer & Son Capital, LLC, which is a member of B&S NexImmune Holdco LLC, but Sol J. Barer, Ph.D. does not have voting or dispositive control over the shares held by B&S NexImmune Holdco LLC. The principal business address of B&S NexImmune Holdco LLC and Mr. Barer is 2 Barer Lane, Mendham, New Jersey 07945.
(2)Consists of 88,712 shares of common stock and 9,467 shares of common stock underlying options that are exercisable as of March 1, 2024 or will become exercisable within 60 days after such date held by Dr. Barer. Does not include the securities held by B&S NexImmune Holdco LLC discussed in footnote 1, as Dr. Barer has no voting or dispositive control over such securities.
(3)Consists of 3,928 shares of common stock underlying options that are exercisable as of March 1, 2024 or will become exercisable within 60 days after such date held by Mr. Roemer. Does not include the securities held by the Alan S. Roemer 2015 Family Trust, as Mr. Roemer has no voting or dispositive control over such securities.
(4)Consists of 3,127 shares of common stock and 4,279 shares of common stock underlying options that are exercisable as of March 1, 2024 or will become exercisable within 60 days after such date held by Dr. Bertram.
(5)Consists of 1,113 shares of common stock and 4,279 shares of common stock underlying options that are exercisable as of March 1, 2024 or will become exercisable within 60 days after such date held by Mr. D’Angio.
(6)Consists of 505 shares of common stock and 3,774 shares of common stock underlying options that are exercisable as of March 1, 2024 or will become exercisable within 60 days after such date held by Dr. Yao.
(7)Consists of 44,219 shares of common stock and 4,030 shares of common stock underlying options that are exercisable as of March 1, 2024 or will become exercisable within 60 days after such date held by Mr. Verstandig.
(8)Consists of 2,068 shares of common stock underlying options that are exercisable as of March 1, 2024 or will become exercisable within 60 days after such date held by Ms. Gandhi.
(9)Consists of 2,923 shares of common stock and 20,824 shares of common stock underlying options that are exercisable as of March 1, 2024 or will become exercisable within 60 days after such date held by Ms. Jones. Does not include 11,868 shares underlying restricted stock units that are unvested or will not vest within 60 days of March 1, 2024 held by Ms. Jones.
(10)Consists of 316 shares of common stock and 11,238 shares of common stock underlying options that are exercisable as of March 1, 2024 or will become exercisable within 60 days after such date held by Mr. Oelke. Does not include 5,044 shares underlying restricted stock units that are unvested or will not vest within 60 days of March 1, 2024 held by Mr. Oelke.
(11)Consists of 1,488 shares of common stock underlying options that are exercisable as of March 1, 2024 or will become exercisable within 60 days after such date held by Mr. Stover. Does not include 2,840 shares underlying restricted stock units that are unvested or will not vest within 60 days of March 1, 2024 held by Mr. Stover.

Securities Authorized for Issuance under Equity Incentive Plans
Equity Compensation Plan Information
The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of March 1, 2024.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	10,610	(1)	$48.83	—	(2)
Equity compensation plans approved by security holders(3)	25,363	(3)	$41.22	—	(4)
Equity compensation plans approved by Security holders(4)	109,092	(5)	$23.13	152,533	(6)
Equity compensation plans not approved by security holders	—		—	—
Total	145,065		$29.30	152,533
(1)Consist of options to purchase 10,610 shares of our common stock outstanding under 2017 Equity Incentive Plan as of March 1, 2024.
(2)No additional stock awards will be granted under the 2017 Plan and the shares remaining available for the grant of future stock awards under the 2017 Plan, are available for the grant of stock awards under the 2021 Plan.
(3)Consist of options to purchase 25,363 shares of our common stock outstanding under the 2018 Equity Incentive Plan as of March 1, 2024.
(4)No additional stock awards will be granted under the 2018 Plan and the shares remaining available for the grant of future stock awards under the 2018 Plan, are available for the grant of stock awards under the 2021 Plan.
(5)Consist of options to purchase 82,632 shares of our common stock outstanding and the right to receive 26,460 RSUs of common stock under the 2021 Equity Incentive plan as of March 1, 2024.
(6)Represents shares of common stock reserved for issuance upon the exercise of options granted or RSUs awarded under the 2021 Plan as of March 1, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Our Audit committee reviews and approves in advance all related-party transactions. In addition to the director and executive officer compensation arrangements discussed above in “Executive Officer and Director Compensation,” during the fiscal year ended December 31, 2023, we have not engaged any transactions in which the amount involved exceeded $120,000 and in which any director, executive officer or holder of more than 5% of our voting securities, whom we refer to as our principal stockholders, or affiliates or immediately family members of our directors, executive officers and principal stockholders, had or will have a material interest.
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
Piggyback Registration Rights
If we propose to file a registration statement under the Securities Act for the purposes of a public offering of our securities including, but not limited to, registration statements relating to a secondary offering of our securities but excluding (i) a registration statement relating to the sale of securities to employees pursuant to a stock option, stock purchase, or similar plan; (ii) with respect to any corporate reorganization or transaction under Rule 145 of the Securities Act; (iii) a registration on any form that does not include substantially the same information as would be required to be included in a registration statement covering the sale of the registrable securities; or (iv) a registration in which the only common stock being registered is common stock issuable upon conversion of debt securities that are also being registered. The underwriters of the offering will have the right to limit the number of shares to be included in such registration.
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
Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional audit services rendered by Ernst & Young LLP, our independent registered public accounting firm, for the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees (1)	$715,000	$800,383
All other fees	—	2,000
Total	$715,000	$802,383
____________
(1)Audit fees relate to professional services rendered in connection with the audit of NexImmune’s annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings, including fees related to our registration statement filings and consents, comfort letters. There were no audit-related, tax or other fees incurred for the years ended December 31, 2023 and 2022.
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
(b) Exhibit Index.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

3.1	Form of Sixth Amended and Restated Certificate of Incorporation.		8-K	02/18/21	001-40045

3.2	Certificate of Amendment of Six Amended and Restated Certificate of Incorporation		8-K	10/18/23	001-40045

3.3	Restated Bylaws of NexImmune, Inc.		8-K	02/18/21	001-40045

4.1	Form of Common Stock Certificate.		S-1/A	02/08/21	333-252220

4.2	Second Amended and Restated Investors’ Rights Agreement, by and between the Company and the stockholders of the Company listed therein, dated November 27, 2019.		S-1/A	02/08/21	333-252220

4.3	Form of Convertible Promissory Note, as amended.		S-1/A	02/08/21	333-252220

4.4	Description of Securities.		10-K	03/31/21	001-40045

10.1	Form of Indemnification Agreement.		S-1/A	02/08/21	333-252220

10.2.1+	2017 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.2.2+			S-1/A	02/08/21	333-252220
Form of Stock Option Agreement under the 2017 Equity Incentive Plan, as amended.
10.3.1+	2018 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.3.2+	Form of Stock Option Agreement under the 2018 Equity Incentive Plan, as amended.		S-1/A	02/08/21	333-252220

10.4.1+	2021 Equity Incentive Plan.		S-1/A	02/08/21	333-252220

10.4.2+	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.		S-1/A	02/08/21	333-252220

10.5+	Employment Agreement, by and between the Company and Scott Carmer, dated February 3, 2021.		S-1/A	02/08/21	333-252220

10.6+	Employment Agreement, by and between the Company and John Trainer, M.B.A., dated January 6, 2020.		S-1/A	02/08/21	333-252220

10.7.1+	Employment Agreement, by and between the Company and Jerome Zeldis, M.D., Ph.D., dated January 4, 2021.		S-1/A	02/08/21	333-252220

10.7.2+#	Consultation Agreement, by and between the Company and Jerome Zeldis, M.D., Ph.D., dated March 23, 2023		10-K	03/28/23	001-40045

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.8.1+	Employment Agreement, by and between the Company and Kristi Jones, dated February 27, 2017.		S-1/A	02/08/21	333-252220

10.8.2+	Employment Agreement, by and between the Company and Kristi Jones, dated March 8, 2022.		10-K	03/09/22	001-40045

10.9+	Employment Agreement, by and between the Company and Robert Knight, M.D., dated January 6, 2021.		10-Q	05/17/21	001-40045

10.10+	Non-Employee Director Compensation Policy.		S-1/A	02/08/21	333-252220

10.11#	Amended and Restated Exclusive License Agreement, by and between the Johns Hopkins University and the Company, dated June 21, 2011.		S-1	01/19/21	333-252220

10.12	Lease Agreement, by and between the Company and W. M. Rickman Construction Co., LLC, dated June 30, 2017.		S-1	01/19/21	333-252220

10.13	Sublease Agreement, by and between the Company and Modavar Pharmaceuticals LLC, dated December 11, 2017.		S-1	01/19/21	333-252220

10.14	Joint Research Agreement, by and between Zephyr AI, Inc. and NexImmune, Inc., dated March 16, 2022		10-Q	05/12/22	001-40045

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1+	NexImmune, Inc. Clawback Policy	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
_______________
#    Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+    Denotes management compensation plan or contract.
* This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIMMUNE, INC.

Date: April 16, 2024	By:	/s/ Kristi Jones
Kristi Jones, R.P.H.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristi Jones	President, Chief Executive Officer and Director (principal executive officer)	April 16, 2024
Kristi Jones, R.P.H.

/s/ Timothy Stover	Vice President, Corporate Controller (principal accounting officer and principal financial officer)	April 16, 2024
Timothy Stover

/s/ Sol J. Barer	Chairperson of the Board of Directors	April 16, 2024
Sol J. Barer, Ph.D.

/s/ Alan S. Roemer	Director	April 16, 2024
Alan S. Roemer, M.B.A., M.P.H.

/s/ Tim Bertram	Director	April 16, 2024
Tim Bertram, Ph.D.

/s/ Paul D’Angio	Director	April 16, 2024
Paul D’Angio, R.P.H., M.S.J.

/s/ Zhengbin (Bing) Yao	Director	April 16, 2024
Zhengbin (Bing) Yao, Ph.D.

/s/ Grant Verstandig	Director	April 16, 2024
Grant Verstandig

/s/ Leena Gandhi	Director	April 16, 2024
Leena Gandhi, M.D., Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of NexImmune, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of NexImmune, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses, has negative cash flows from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Tysons, Virginia
April 16, 2024

NEXIMMUNE, INC.
BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,202,452	$34,642,340
Restricted cash	20,000	55,000
Assets held for sale	1,444,043	—
Prepaid expenses and other current assets	734,464	2,671,411
Total current assets	5,400,959	37,368,751
Property and equipment, net	1,352,901	4,459,071
Operating lease right-of-use assets, net	46,716	967,032
Other non-current assets	1,793,373	264,970
Total assets	$8,593,949	$43,059,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,336,318	$2,377,374
Accrued expenses and other current liabilities	3,679,105	7,357,153
Operating lease liabilities, current	68,809	599,047
Total current liabilities	5,084,232	10,333,574
Operating lease liabilities, non-current	—	425,766
Total liabilities	5,084,232	10,759,340
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.0001 par value, 250,000,000 shares authorized as of December 31, 2023 and 2022, 1,066,320 and 1,043,138 issued and outstanding as of December 31, 2023 and 2022	2,646	2,608
Additional paid-in-capital	226,101,118	222,547,530
Accumulated deficit	(222,594,047)	(190,249,654)
Total stockholders’ equity	3,509,717	32,300,484
Total liabilities and stockholders’ equity	$8,593,949	$43,059,824
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. The total authorized number of shares were not reduced. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these financial statements

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$19,282,230	$47,148,450
General and administrative	13,000,624	15,934,439
Loss on assets held for sale	690,768	—
Total operating expenses	32,973,622	63,082,889
Loss from operations	(32,973,622)	(63,082,889)
Other income (expense), net:
Interest income	698,395	664,372
Other expense	(69,166)	(87,682)
Total other income, net	629,229	576,690
Net loss	(32,344,393)	(62,506,199)
Net loss available to common stockholders’	$(32,344,393)	$(62,506,199)
Basic and diluted net loss available to common stockholders per common share	$(30.82)	$(64.95)
Basic and diluted weighted-average number of common shares outstanding	1,049,468	962,364
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.
STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2023	2022
Net loss	$(32,344,393)	$(62,506,199)
Other comprehensive loss:
Unrealized gain loss on available-for-sale marketable securities, net of tax	—	(3,012)
Comprehensive loss	$(32,344,393)	$(62,509,211)

On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2023 and 2022

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	1,043,138	$2,608	$222,547,530	$(190,249,654)	$—	$32,300,484
Settlement of restricted stock units, net	23,258	38	(38)	—	—	—
Fractional shares adjustment due to reverse split	(76)	—	—	—	—	—
Stock-based compensation	—	—	3,553,626	—	—	3,553,626
Unrealized gain on marketable available-for-sale securities	—	—	—	—	—	—
Net loss	—	—	—	(32,344,393)	—	(32,344,393)
Balance at December 31, 2023	1,066,320	$2,646	$226,101,118	$(222,594,047)	$—	$3,509,717

On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.
The accompanying notes are an integral part of these financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2023 and 2022 (Continued)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	913,156	$2,283	$211,498,827	$(127,743,455)	$3,012	$83,760,667
Issuance of common stock from "at-the-market" offering facility, net of transaction costs	127,396	319	5,145,090	—	—	5,145,409
Exercise of stock options	516	1	33,254	—	—	33,255
Cashless exercise of options for common stock	2,070	5	(5)	—	—	—
Stock-based compensation	—	—	5,870,364	—	—	5,870,364
Unrealized loss on marketable available-for-sale securities	—	—	—	—	(3,012)	(3,012)
Net loss	—	—	—	(62,506,199)	—	(62,506,199)
Balance at December 31, 2022	1,043,138	$2,608	$222,547,530	$(190,249,654)	$—	$32,300,484

On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.
The accompanying notes are an integral part of these financial statements

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(32,344,393)	$(62,506,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,024,973	994,792
Accretion income on available-for-sale marketable securities, net	—	(1,131)
Loss on assets held for sale	690,768	—
Gain or loss on assets disposal	(14,492)	21,264
Stock-based compensation	3,553,626	5,870,364
Non-cash lease expense	537,406	500,553
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,946,949	1,723,506
Other non-current assets	(1,528,403)	59,129
Accounts payable	(1,041,058)	1,387,057
Accrued expenses and other	(3,682,677)	1,258,098
Operating lease liabilities	(573,095)	(498,353)
Net cash used in operating activities	(31,430,396)	(51,190,920)
Cash flows from investing activities
Purchase of property and equipment	(48,720)	(1,255,116)
Proceeds from disposal of equipment	4,228	80,800
Purchases of available-for-sale marketable securities	—	(21,509,940)
Proceeds from maturities of available-for-sale marketable securities	—	71,500,000
Proceeds from redemption of available-for-sale marketable securities	—	1,500,000
Net cash (used in) provided by investing activities	(44,492)	50,315,744
Cash flows from financing activities
Proceeds from "at-the-market" offering facility, net of transaction costs	—	5,145,409
Proceeds from the exercise of stock options	—	33,255
Net cash provided by financing activities	—	5,178,664
Net increase in cash, cash equivalents and restricted cash	(31,474,888)	4,303,488
Net cash, cash equivalents and restricted cash at beginning of period	34,697,340	30,393,852
Net cash, cash equivalents and restricted cash at end of period	$3,222,452	$34,697,340
Supplemental disclosure of noncash investing and financing activities:
Leased assets exchanged for operating lease liabilities	$382,910	$—
Property and equipment purchases included in accounts payable and accrued expenses	$—	$5,370
The accompanying notes are an integral part of these financial statements

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022

1. Description of the Business
NexImmune, Inc. (the “Company” or “NexImmune”), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on June 7, 2011. The Company is an emerging biopharmaceutical company advancing a new generation of immunotherapies based on its proprietary Artificial Immune Modulation (AIM) technology. The AIM nanotechnology platform, originally developed at Johns Hopkins University, is the foundation for an innovative approach to immunotherapy in which the body’s own immune system is stimulated to orchestrate a targeted T cell response against a disease. Central to the AIM technology are artificial AIM nanoparticles, which act as synthetic dendritic cells. These AIM nanoparticles can be programmed to present specific antigens to specific T cells orchestrating a highly targeted immune response. These AIM nanoparticles can be rapidly engineered to elicit an immune attack that can be directed toward any foreign substance or cell type in a patient’s body. The Company’s first two products, both for the treatment of different types of cancer, entered clinical trials in 2020. Following a strategic review of the Company's corporate strategy, including with respect to its adoptive cell therapy programs, the Company paused investments in its cell therapy studies, NEXI-001, NEXI-002, and NEXI-003 which is designed to reduce costs and reallocate resources towards our AIM INJ preclinical development programs. As part of this strategy, the Company will focus on developing AIM INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. The Company continues to explore several external opportunities to continue to advance these programs. As a result, the Company will focus its existing resources on its injectable platform in oncology and autoimmune diseases.
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
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has incurred recurring operating losses and negative cash flows from operations. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
As of December 31, 2023, the Company had an accumulated deficit of $222.6 million and negative cash flows from operating activities for the year ended December 31, 2023. The Company has no outstanding debt, $3.2 million in cash and cash equivalents as of December 31, 2023 and no other access to significant capital. The Company expects its negative cash flows from operating activities to exceed its currently available liquidity and thus has determined that its losses and negative cash flows from operations and uncertainty in obtaining additional liquidity to meet its obligations and sustain our operations raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.
As the Company’s research and development activities mature and develop over the next year, the Company will require substantial funds to continue such activities. As discussed below, as a result of the financing consummated in February 2024, the Company determined to postpone its previously scheduled special meeting of stockholders for the purpose of approving the liquidation and dissolution of the Company. If the Company is unable to raise additional capital or otherwise achieve other alternatives to maximize the value of the business and its assets, the Company would expect to call a new special meeting of stockholders to seek approval of the liquidation and dissolution of the Company.
There are inherent uncertainties associated with fundraising activities which are not within the Company’s control. There are no assurances that such additional funding will be obtained, or that any funding that may be obtained would be sufficient for the Company to meet its obligations as they become due within one year, or that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital, its liquidity, financial condition and business prospects

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
1. Description of the Business (continued)
will be materially and adversely affected. The Company is continually looking into further capital planning and the evaluation of strategic alternatives. There is substantial doubt about the Company’s ability to continue as a going concern.
Reverse Stock Split
On October 18, 2023, the Company effected a one-for-twenty-five (1-for-25) reverse stock split of its common stock (the “Reverse Stock Split”). The total authorized number of shares were not reduced. The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on October 17, 2023, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on October 18, 2023. The Reverse Stock Split was effective on October 18, 2023. All references to common stock, warrants to purchase common stock, options to purchase common stock, share data, per share data and related information contained in the financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
Approval of Plan of Dissolution and Postponement of Special Meeting
On November 2, 2023, the Board of Directors of the Company, or the Board, unanimously approved the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution, or the Plan of Liquidation and Dissolution, subject to stockholder approval, while continuing to pursue alternatives intended to maximize the value of the business and its assets.
On February 2, 2024, the Company entered into a securities purchase agreement, or the “Purchase Agreement” with a single healthcare focused institutional investor, or the “Investor”, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market, or the “Registered Offering”, (i) an aggregate of 117,000 shares, or the “Shares” of common stock, par value $0.0001, of the Company, or the “Common Stock”, at an offering price of $12.05 per share, and (ii) pre-funded warrants the “Pre-Funded Warrants” exercisable for up to 187,731 shares of Common Stock the “Pre-Funded Warrant Shares”, at an offering price of $12.049 per Pre-Funded Warrant, for aggregate gross proceeds from the offerings of approximately $3.7 million before deducting the placement agent fee and related offering expenses. The offerings closed February 6, 2024 and all Pre-Funded Warrants were exercised prior to March 1, 2024.
As a result of the financing described above, the Company has determined to postpone its special meeting of stockholders for the purpose of approving the liquidation and dissolution of the Company and the Plan of Liquidation, which was previously scheduled to reconvene on Wednesday, February 7, 2024.

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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
3. Summary of Significant Accounting Policies (continued)
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
Marketable securities
Marketable securities consist of debt securities with maturities greater than three months from the date of purchase that include commercial paper and corporate notes. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company’s ability and intent to hold the investment to maturity. There were no outstanding marketable securities as of December 31, 2023 and 2022.
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
The Company classifies its marketable securities as available-for-sale. The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Marketable securities that are classified as available-for-sale are measured at fair value on the balance sheet, and unrealized gains and losses on marketable securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Marketable securities are evaluated periodically to determine whether the carrying value of a marketable security exceeds its fair value and the decline in value is determined to be other-than-temporary. Management reviews criteria, such as the general market conditions, magnitude and duration in which the fair value has been less than the carrying value, the investment issuer’s financial condition and business outlook, as well as the Company’s ability to hold the securities until the recovery of its amortized cost basis, to determine whether the decline in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the marketable security is reduced, and the impairment is recorded as other expense in the statement of operations. As of December 31, 2022, any decline

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
3. Summary of Significant Accounting Policies (continued)
in value of marketable securities was concluded not to be other-than-temporary. As of December 31, 2023, no assessment was required.
Restricted cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	December 31,
	2023	2022
Cash and cash equivalents	$3,202,452	$34,642,340
Restricted cash	20,000	55,000
Total	$3,222,452	$34,697,340
Amounts included in restricted cash represent amounts required as collateral on corporate credit cards.
Fair value measurements
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts payable, and accrued expenses. The fair values of the cash and cash equivalents, accounts payable and accrued expenses approximated their carrying values as of December 31, 2023 and 2022, due to their short-term maturities. For a description of the fair value of marketable securities, refer to Note 4.
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
3. Summary of Significant Accounting Policies (continued)
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
Recoverability is determined by comparing future undiscounted cash flows associated with such assets to the related carrying value. An impairment loss may be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. If these cash flows are less than the carrying value of such asset group, the Company then determines the fair value of the underlying asset group. Any impairment loss to be recognized is measured as the amount by which the carrying value of the asset group exceeds the fair value of the asset group. Based on the analysis performed by management, the Company expensed $0.1 million of property and equipment as impaired as of December 31, 2023 to other expense. No impairments were recognized for the years ended December 31, 2022.
Loss on assets held for sale
Loss on assets held for sale is the difference between the asset’s estimated fair value less estimated costs to sell and the asset’s book value at the time the asset is no longer used for operations and reclassified as held for sale in accordance with the held-for-sale criteria.
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
3. Summary of Significant Accounting Policies (continued)
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
Stock-based compensation
The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. Compensation expense related to awards to employees and non-employees with service based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the requisite service period of the award, which is generally the vesting term. The Company’s policy is to account for forfeitures as they occur. The Company uses the Black-Scholes-Merton option pricing, or Black-Scholes, model to estimate the fair value of stock options. The Black-Scholes model requires input-based assumptions that are highly subjective, judgmental and sensitive in the determination of stock-based compensation cost.
Options granted after the Company’s Initial Public Offering, or IPO, are issued at the fair market value of the Company’s common stock at the date the grant is approved by the Board of Directors.
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
Expected term—The Company uses the simplified method as prescribed by the Securities and Exchange Commission, or the SEC, Staff Accounting Bulletin No. 107, Share-Based-Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
3. Summary of Significant Accounting Policies (continued)
Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, on-going tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. The Company recorded a valuation allowance against all estimated net deferred tax assets as of December 31, 2023 and 2022.
Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Recognized income tax positions are measured at the largest amount that is greater than more-likely-than-not of being realized. Changes in the recognition or measurement are reflected in the period in which the change in estimate occurs. Interest and penalties related to uncertain tax positions are recorded in the provision of income taxes. There were no uncertain tax positions nor income tax related interest and penalties recorded as of or for the years ended December 31, 2023 and 2022.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock. Such dividends are only payable if and when declared by the Board of Directors (Note 11). The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants. For the years ended December 31, 2023 and 2022, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options and RSUs were excluded from the calculation of diluted loss per share. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022:

	2023	2022
Net loss	$(32,344,393)	$(62,506,199)
Net loss attributable to common stockholders	$(32,344,393)	$(62,506,199)
Basic and diluted net loss per common share	$(30.82)	$(64.95)
Basic and diluted weighted average common shares outstanding	1,049,468	962,364
The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at December 31, 2023 and 2022, as the effect would be anti-dilutive:

	2023	2022
Stock options	130,526	158,620
Restricted stock units	26,460	62,320
Total	156,986	220,940
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
3. Summary of Significant Accounting Policies (continued)
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
Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06—Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to clarify or improve disclosure and presentation requirements of a variety of Topics. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the Codification. However, each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The effective dates of ASU 2023-06 will depend, in part, on whether an entity is already subject to the SEC’s current disclosure requirements. For such entities and those that must “file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer,” the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years after the date of such removal. The Company is currently assessing the effect of this ASU on its financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company plans to adopt the ASU for the fiscal year beginning January 1, 2024. Since the Company has only one reportable segment, the Company will need to disclose the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources, as well as disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM.  The Company is currently assessing the effect of this ASU on its financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company does not expect adoption of this ASU to have a material impact on its results of operations, financial condition, and its financial statements other than adding new disclosures, which the Company is currently evaluating, as the Company has not recorded any net tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
3. Summary of Significant Accounting Policies (continued)
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements and related disclosures upon adoption.
4. Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$23,270	$—	$—	$23,722,328	$—	$—
Fixed income debt securities	$—	$—	$—	$—	$7,979,279	$—
	$23,270	$—	$—	$23,722,328	$7,979,279	$—
During the years ended December 31, 2023 and 2022, the Company did not have any transfers between levels. There were no Level 3 recurring fair value measurements as of December 31, 2023 or 2022.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at December 31, 2023 and 2022:

	2023	2022
Prepaid research and development expenses	$115,353	$1,176,491
Prepaid maintenance agreements	—	369,606
Prepaid insurance	368,048	403,653
Prepaid other	35,817	245,278
Interest receivable	—	74,467
Other current assets	215,246	401,916
	$734,464	$2,671,411

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
6. Property and Equipment
In November 2023, the Company terminated its primary lease and began moving equipment from its facility to be sold. The Company considered the criteria to classify the property and equipment as held for sale under ASC 360—Property, plant and equipment (Topic 360). Assets shall be classified as held for sale in the period in which all of the following criteria are met: a) Management commits to a plan to sell the entity to be sold. b) The assets to be sold are available for immediate sale in its present condition. c) An active program to locate a buyer or buyers is in place. d) The sale is probable, and is expected to be completed within one year. e) The assets to be sold being actively marketed for sale at a price that is reasonable in relation to its current fair value. f) Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company determined that all these criteria as of December 31, 2023 were met for certain categories of the property and equipment, specifically certain computers and laboratory equipment. Accordingly, the computers and laboratory equipment being sold were classified as current assets held for sale at December 31, 2023. See Note 7 for discussion on the Assets Held for Sale.
Property and equipment consist of the following at December 31, 2023 and 2022:

	2023	2022
Laboratory equipment	$2,668,280	$6,803,996
Computer equipment and software	202,963	516,974
Furniture and fixtures	—	47,877
Leasehold improvements	36,459	319,816
	2,907,702	7,688,663
Less accumulated depreciation and amortization	(1,554,801)	(3,229,592)
Property and equipment, net	$1,352,901	$4,459,071
Depreciation and amortization expense was $1.0 million for both years ended December 31, 2023 and 2022, respectively.
7. Assets Held For Sale

On November 29, 2023, the Company and AFAB Lab Resources, LLC (“AFAB”) initiated an asset sales agreement, pursuant to which AFAB would sell certain computers and laboratory equipment. According to Topic 360, the Company determined that the criterion to classify the certain computers and laboratory equipment as assets held for sale within the Company’s balance sheet effective as of December 31, 2023 were met. Accordingly, the assets were classified as current assets held for sale as of December 31, 2023 as the Company, at that time, expected to sell these assets within the next twelve months.

The classification to assets held for sale impacted the net book value of the assets expected to be transferred upon sale. The estimated fair value of the computers and laboratory equipment was determined using the purchase price in the purchase agreement along with estimated broker, accounting, legal, and other selling expenses, which resulted in the lower of the carrying value and the fair value less costs to sell of approximately $1.4 million. The carrying value of the assets being classified as held for sale was approximately $2.0 million. As a result, the Company recorded a loss on assets held for sale of $0.7 million. Upon completion of the computers and laboratory equipment sales, the Company could record an additional gain or loss on disposal at the time final net proceeds are determined. Additionally, the expected sale of assets held for sale was not deemed to represent a fundamental strategic shift that would have a major effect on the Company’s operations, and accordingly, it was not reported as discontinued operations in the Company’s statement of operations for the year ended December 31, 2023.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
8. Restructuring Activities
In November 2022, the Company announced that, following a strategic review of its pipeline, indications, timelines and cash position, it implemented a strategic realignment initiative, which was designed to reduce costs and reallocate resources towards its AIM INJ preclinical development programs. As part of this strategy, the Company initiated a workforce reduction plan to reduce headcount by 30%, primarily affecting the clinical development, manufacturing and administrative staff that had been needed to support the AIM ACT adoptive cell therapy clinical programs. This plan reduced the Company’s workforce from 74 full-time employees to approximately 50 full-time employees. The Company incurred approximately $0.7 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are resulted in cash expenditures.
In August and October 2023, the Company announced that, in order to reduce its cash expenditures while continuing to pursue its existing strategic plan, its Board of Directors approved and its management is implementing a reduction in workforce, designed to reduce costs and extend the Company’s cash. The realignment reduced the Company’s workforce from 44 to 6 full-time employees. The Company incurred $3.1 million of costs in connection with the reductions in workforce related to severance pay and other related termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, and are recorded to research and development and general administrative expenses, all of which are expected to result in cash expenditures. The Company expects that the implementation of the reduction-in-force will be substantially complete in September 2024.
Accrued salaries at December 31, 2022 includes $0.4 million in severance expenses related to the November 2022 restructuring. The Company communicated the workforce reduction on November 14, 2022 and recognized $0.5 million in costs associated with the restructuring during the year ended December 31, 2022. The Company completed these restructuring in the second quarter of 2023.
The following table summarizes the charges related to the restructuring activities as of December 31, 2023 and December 31, 2022.

	Accrued Restructuring Expenses			Accrued Restructuring Expenses
	December 31, 2022	Expenses	Less: Payments	December 31, 2023
Severance, benefits and related costs due to workforce reduction	$382,389	$3,090,371	$(3,206,223)	$266,537
Totals	$382,389	$3,090,371	$(3,206,223)	$266,537

	Accrued Restructuring Expenses			Accrued Restructuring Expenses
	December 31, 2021	Expenses	Less: Payments	December 31, 2022
Severance, benefits and related costs due to workforce reduction	$—	$531,829	$(149,440)	$382,389
Totals	$—	$531,829	$(149,440)	$382,389

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
9. Accrued Expenses and other current liabilities
A summary of the components of accrued expenses is as follows as of December 31, 2023 and 2022:

	2023	2022
Accrued research and development costs	$3,148,021	$3,210,794
Accrued professional fees	131,226	267,383
Accrued salaries, benefits and related expenses	389,858	3,855,797
Other accrued expenses and other current liabilities	10,000	23,179
Total	$3,679,105	$7,357,153
10. Commitments and Contingencies
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
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through December 31, 2023, no revenue has been recorded, therefore, no payments to MBC are due.
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

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
10. Commitments and Contingencies (continued)
The Company will record a liability when such events become probable. The Company has not reached any of the milestones or transacted its first commercial sale as of December 31, 2023.
The Company must make minimum royalty payments, which began upon the fourth anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.
The Company has incurred $625,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. The Company incurred $100,000 related to minimum royalties owed in the years ended December 31, 2023 and 2022 and is included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $50,000 as of December 31, 2023 and 2022.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of December 31, 2023 and 2022, the Company was not involved in any material legal proceedings.
11. Stockholders’ Equity
The Company had 250,000,000 authorized shares of common stock, par value $0.0001 per share, of which 1,066,320 and 1,043,138 shares were issued and outstanding at December 31, 2023 and 2022, respectively.
Issuances of Common Stock
On March 9, 2022, the Company filed a shelf registration statement on Form S-3, or the Form S-3, with the SEC pursuant to which we disclosed that we may offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, rights or units having a maximum aggregate offering price of $200 million.
On June 17, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and BTIG, LLC (together, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $50.0 million (the "Shares") from time to time through the Agents (the "Offering"). Subject to the terms and conditions of the Sales Agreement, any such sales made through the Agents can be made, based upon the Company's instructions, by methods deemed an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company agreed to pay the Agents a commission of 3.0% of the gross proceeds of any sales of shares sold pursuant to the Sales Agreement. During the year ended December 31, 2022, the Company sold an aggregate of 127,396 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million. No sales were transacted for the year ended December 31, 2023. On February 2, 2024, the Company and each of the Agents mutually agreed to terminate the Sales Agreement effective immediately. The Company did not incur any material early termination penalties in connection with the termination of the Sales Agreement.
On February 2, 2024, the Company and each of the Agents mutually agreed to terminate the Sales Agreement and the ATM Program effective immediately. The Company did not incur any material early termination penalties in connection with the termination of the Sales Agreement.
On February 2, 2024, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with a single healthcare focused institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), (i) an aggregate of 117,000 shares (the “Shares”) of common stock, par value $0.0001, of the Company (the “Common Stock”), at an offering price of $12.05 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) exercisable for up to 187,731 shares of Common Stock (the “Pre-Funded Warrant Shares”), at an offering price of $12.049 per Pre-Funded Warrant, for aggregate gross proceeds from the Offerings (as defined below) of approximately $3.7 million before deducting the placement

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
11. Stockholders’ Equity
agent fee (as described in greater detail below) and related offering expenses. The closing of the Offerings is expected to occur on or about February 6, 2024, subject to the satisfaction of customary closing conditions.
The shares of Common Stock and Pre-Funded Warrants (and shares of common stock underlying the Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-263399), which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022 and declared effective by the SEC on March 16, 2022 (“Registration Statement”), including the base prospectus contained therein, and a related prospectus supplement, dated February 2, 2024, filed with the SEC on February 5, 2024.
In a concurrent private placement (the “Private Placement” and, together with the Registered Offering, the “Offerings”), the Company issued to the Investor unregistered warrants to purchase up to an aggregate of 304,731 shares of Common Stock (the “Unregistered Warrants”) at an exercise price of $12.05 per share. Each Unregistered Warrant is exercisable immediately and will expire two years from the initial exercise date. The Unregistered Warrants and the shares of our Common Stock issuable upon the exercise of the Unregistered Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), are not being offered pursuant to the Registration Statement and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and/or Rule 506(b) promulgated thereunder.
12. Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which provides for granting of restricted stock, options to purchase shares of common stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 26,433. In September 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which provides for granting of restricted stock, options to purchase shares of common stock, and other awards to employees, directors and consultants, and reserved 69,670 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 72,365. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and reserved 110,302 shares under the plan. No further shares will be issued under the 2017 and 2018 plans. In addition, the 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the 2021 Plan on the first day of each calendar year beginning in calendar year 2022. The annual increase in the number of shares shall be equal to the lower of (i) 5.0% of the number of shares of our common stock outstanding on the date of the applicable increase or (ii) a lesser amount determined by our board of directors. Following the annual increase in the number of shares of our common stock available for issuance under the 2021 Plan, there are 152,533 shares available for issuance under the 2021 plan as of March 1, 2024.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board of Directors in accordance with the terms of the 2021 Plan. Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment. Restricted stock units awarded in November 2022 vest after an 18-month service period. No restricted stock units were awarded in the year ended December 31, 2023.
On March 22, 2023, in order to retain and motivate employees and other key contributors of the Company, the Board approved a one-time stock option repricing, or the Option Repricing. Pursuant to the Option Repricing, the exercise price of all of the below stock options to purchase shares of the Company’s common stock previously granted under our 2017 Plan, 2018 Plan and 2021 Plan, or the Repriced Options, was amended as of April 4, 2023 or the Effective Date, to reduce the exercise prices of such options to a price equal to or greater than the closing price per share of the Company’s common stock on The

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
12. Stock-Based Compensation (continued)
Nasdaq Stock Market on the Effective Date, which was $0.41 per share, or the “Nasdaq Market Price”, on the terms described below:

Repriced Options	Terms of Repriced Options vested or vesting within six months following the Effective Date	Terms of Repriced Options vesting more than six months following the Effective Date
All options held by employees other than our executive officers, in good standing on the Effective Date	The Option Repricing exercise price will be equal to 2.5 times the Nasdaq Market Price, or $25.75	The Option Repricing exercise price will be equal to the Nasdaq Market Price, or $10.25.
All options held by our current executive officers and 100,000 options held by Jerome Zeldis, our former Executive Vice President and Head of Research & Development	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price, or $30.75.	The Option Repricing exercise price will be equal to 2.0 times the Nasdaq Market Price, or $20.50.
All options held by our directors	The Option Repricing exercise price will be equal to 4.0 times the Nasdaq Market Price, or $41.00.	The Option Repricing exercise price will be equal to 3.0 times the Nasdaq Market Price, $30.75.

The Company treated the Option Repricing as a modification to the original stock option grant because the terms of the agreements were modified. The total number of options issued and outstanding were not impacted by the Option Repricing.

The calculation of the incremental compensation expense is based on the excess of the fair value of the award measured immediately before and after the modification. The total incremental expense calculated to be recognized over the service period is $0.3 million. As a result, the Company recognized an incremental compensation expense for vested shares $0.2 million associated with the modification arising from the Option Repricing for the year ended December 31, 2023.

Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the years ended December 31, 2023 and 2022:

	2023	2022
Research and development expenses	$1,133,428	$3,812,441
General and administrative expenses	2,420,198	2,057,923
Total stock-based compensation expense	$3,553,626	$5,870,364
As a result of the August and November 2023 reduction in force actions, certain executives' options accelerated vesting that resulted in an expense of $0.6 million for the year ended December 31, 2023.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
12. Stock-Based Compensation (continued)
The following is a summary of option activity under the Company’s Stock Option Plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ millions)
Outstanding as of January 1, 2023	158,620	$184.51	8.0	$—
Granted	46,644	9.44
Exercised	—	—
Cancelled	(53,271)	172.1
Forfeited	(21,467)	61.18
Outstanding as of December 31, 2023	130,526	$28.64	7.3	$—
Vested or expected to vest as of December 31, 2023	130,526	$28.64	7.3	$—
Exercisable as of December 31, 2023	78,536	$38.73	6.3	$—
Shares unvested as of December 31, 2023	52,030	$13.95	8.9	$—
The weighted average fair value of the options granted during the years ended December 31, 2023 and 2022 was $7.17 and $60.50, respectively. The options were valued using the Black-Scholes option-pricing model for the years ended December 31, 2023 and 2022 with the following assumptions:

	2023	2022
Expected volatility	90.2% to 93.7%	78.6% to 83.2%
Risk-free interest rate	3.4% to 4.20%	1.5% to 3.80%
Expected dividend yield	0%	0%
Expected term	5.5 to 6.1 years	5.5 to 6.1 years
The total fair value of stock options vested during the years ended December 31, 2023 and 2022 was $2.2 million, and $9.2 million, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2023 and 2022 was approximately zero and $0.2 million, respectively.
As of December 31, 2023, there was $1.9 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 1.9 years.
Restricted Stock Units
A restricted stock unit, or RSU, represents the right to receive one of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
12. Stock-Based Compensation (continued)
The following is a summary of RSU activity for the 2021 Plan for the year ended December 31, 2023:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at January 1, 2023	62,320	$11.30
Granted	—	—
Settled	(31,044)	11.25
Forfeited	(4,816)	11.25
Unvested and outstanding as of December 31, 2023	26,460	$11.36
As of December 31, 2023, there was $0.1 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 0.4 years.
13. Income Taxes
The Company’s provision for income taxes consists of the following for the years ended December 31, 2023 and 2022:

	2023	2022
Current income tax provision:
Federal	$—	$—
State	—	—
Total	—	—
Deferred income tax benefit:
Federal	4,967,519	12,339,546
State	15,852	(7,370,113)
Total	4,983,371	4,969,433
Change in valuation allowance	(4,983,371)	(4,969,433)
Total provision (benefit) for income taxes	$—	$—
A reconciliation of the statutory U.S. income tax rate to the effective income tax rate as of December 31, 2023 and 2022 is as follows:

	2023	2022
U.S. Federal statutory rate	21.00%	21.00%
State taxes	0.20%	0.17%
Permanent differences	(0.89)%	(0.58)%
Other adjustments	(4.81)%	(0.02)%
Change in state tax rate	0.01%	(12.61)%
Change in valuation allowance	(15.51)%	(7.96)%
Provision for income taxes	0.00%	0.00%

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
13. Income Taxes (continued)
The significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2023 and 2022 were as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$32,486,609	$28,477,866
Accrued compensation	542,591	575,883
Stock compensation	825,801	1,913,771
Research and development credits	291,022	291,022
Capitalized research and development costs	9,826,015	7,838,512
Operating leases	14,587	216,925
Other	2,025	2,022
Gross deferred income tax assets	43,988,650	39,316,001
Less: Valuation allowance	(43,840,838)	(38,857,468)
Total deferred income tax assets	147,812	458,533
Deferred tax liabilities:
ROU assets	(9,903)	(204,694)
Depreciation and amortization	(137,909)	(253,839)
Total deferred tax liabilities	(147,812)	(458,533)
Net deferred tax assets	$—	$—
At December 31, 2023 and 2022, the Company had net operating loss (NOL) carryforwards for income tax purposes of approximately $154.3 million and $135.2 million, respectively, which are available to offset future federal taxable income, if any. Approximately $10.5 million of the federal NOL was generated prior to 2018 and will be expiring in increments through 2037 beginning in 2035, while the remaining $143.8 million will be carried forward indefinitely, with a limitation of 80% of taxable income. The state NOL will expire in increments through 2037, beginning in 2035. The federal research and development tax credit carryforwards, if not utilized, will expire beginning in 2037.
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
The Company recognizes the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2023, the Company had no gross unrecognized tax benefits and did not recognize any interest or penalties related to uncertain tax positions.
At December 31, 2023, the Company provided a 100% valuation allowance on its net deferred tax assets because realization of any future tax benefit cannot be reasonably assured. The Company’s valuation allowance increased due to the pre-tax losses generated in the current year.
The Company is subject to income taxation by both federal and state taxing authorities. Due to the net operating loss and tax credit carryforward, tax years 2015 through 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject. There are no open examinations that would have a meaningful impact to the consolidated financial statements.
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for US Tax purposes over five or fifteen years effective January 1, 2022. The mandatory capitalization requirement increased our deferred tax assets as of December 31, 2023 and 2022.

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

On November 1, 2023, the Company terminated its lease at 9119 Gaither Rd., Gaithersburg, Maryland. The termination date is January 31, 2024. Management accounted for this change to the lease as a lease modification that shortens the lease term. The effect of the modification as of December 31, 2023 was $0.4 million.
Variable lease payments are not included in the Company's calculation of its right-of-use assets or lease liabilities. Variable lease costs were immaterial for the year ended December 31, 2023. The components of lease cost under ASC 842 for the year ended December 31, 2023 are as follows:

Lease costs	Statement of Operations Classification	December 31, 2023	December 31, 2022
Operating lease cost	Operating expenses: research and development	$331,215	$379,288

Operating lease cost	Operating expenses: general and administrative	228,354	207,401
		$559,569	$586,689
Supplemental disclosure of cash flow information and weighted average remaining lease term and discount rate related to leases were as follows:

Other information	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(617,999)	$(584,429)
Right-of-use assets in exchange for operating lease liabilities	$(382,910)	$—
Weighted-average remaining lease term — operating leases	0.1 years	1.8 years
Weighted-average discount rate — operating leases	6.7%	6.8%
Future fixed lease payments for operating leases in effect as of December 31, 2023, are payable as follows:

NexImmune, Inc.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022
14. Leases (continued)

Maturity of lease liabilities for the years ending December 31,	Operating Leases
2024	$68,898
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total lease payment	$68,898
Less: imputed interest	(89)
Present value of lease liabilities	$68,809
15. Related Party Transactions
On March 16, 2022, the Company and Zephyr AI, Inc. (“Zephyr”) entered into a Joint Research Agreement (the “JRA”) focused on the joint collaboration, identification and validation of certain targets in order to facilitate further research, development and potential commercialization of immunotherapies. Zephyr is owned by a holding company with multiple Board members from the Company. The JRA term is two years unless mutually extended. As of March 16, 2024, neither party extended the JRA and the JRA is terminated. The expenses related to the JRA for the year ended December 31, 2023 and 2022 were not material.
Beginning in June 2022, the Company entered into a series of statement of works with the Center for Discovery & Innovation at Hackensack Meridian Health ("CDI") to enhance the Company's AIM platform. The Chairman of the Board of CDI is a Board member. The total value of the statement of works through July 31, 2023 is $0.2 million. The expenses incurred to the CDI for the years ended December 31, 2023 and 2022 was $0.1 million and $40,000, respectively. The Company has recorded a $25,000 accrual as of December 31, 2023.
16. Subsequent Events
Not applicable