Form 10-Q
period 2024-03-31
NexImmune, Inc.
filed 2024-05-20
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 15, 2024, the registrant had 1,371,051 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“this Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our plans and expectations for the proposed dissolution and liquidation;
•our ability to execute successfully on our reduction-in-force announced in November 2023;
•our plans and expectations with respect to any potential alternatives to the dissolution, including with respect to the development of the Artificial Immune Modulation (“AIM”) in vivo directly-injectable modality ("INJ") platform, any potential product candidates developed using our AIM INJ platform, or any of NEXI-001, NEXI-002 or NEXI-003;
•our financial performance;
•our ability to continue as a going concern;
•our expectations related to the use of our cash; and
•our expectations regarding our ability to maintain the listing of our common stock on the Nasdaq Capital Market.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”), on April 16, 2024 and those described under the “Risk Factors” section and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEXIMMUNE, INC.
BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,452,898	$3,202,452
Restricted cash	20,000	20,000
Assets held for sale	979,915	1,444,043
Prepaid expenses and other current assets	589,210	734,464
Total current assets	6,042,023	5,400,959
Property and equipment, net	1,237,989	1,352,901
Operating lease right-of-use assets	—	46,716
Other non-current assets	1,710,601	1,793,373
Total assets	$8,990,613	$8,593,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$771,614	$1,336,318
Accrued expenses	3,862,694	3,679,105
Operating lease liabilities, current	—	68,809
Total current liabilities	4,634,308	5,084,232
Warrant liability	1,389,543	—
Total liabilities	6,023,851	5,084,232
Commitments and contingencies
Contingently redeemable warrants	224,189	—
Stockholders’ equity
Common Stock, $0.0001 par value per share, 250,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 1,371,051 and 1,066,320 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	137	2,646
Additional paid-in-capital	228,413,756	226,101,118
Accumulated deficit	(225,671,320)	(222,594,047)
Total stockholders’ equity	2,742,573	3,509,717
Total liabilities and stockholders’ equity	$8,990,613	$8,593,949
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. The total authorized number of shares were not reduced. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$744,023	$6,124,044
General and administrative	2,013,443	3,701,365
Total operating expenses	2,757,466	9,825,409
Loss from operations	(2,757,466)	(9,825,409)
Other income (expense):
Interest income	14,790	274,738
Change in fair value of warrant liability	1,420,839	—
Loss on issuance of common stock and warrants	(1,111,614)	—
Offering costs	(740,836)	—
Other income (expense)	97,014	(14,406)
Other income, net	(319,807)	260,332
Net loss	$(3,077,273)	$(9,565,077)
Basic and diluted per common share	$(2.46)	$(9.17)
Basic and diluted weighted-average number of common shares outstanding	1,250,498	1,043,138
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.
The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2024 and 2023
(unaudited)

		Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Contingently redeemable warrants	Shares	Amount
Balance at January 1, 2024	$—	1,066,320	$2,646	$226,101,118	$(222,594,047)	$3,509,717
Issuance of common stock and placement agent warrant	—	117,000	11	212,766	—	212,777
Issuance and exercise of pre-funded warrants	—	187,731	19	1,973,221	—	1,973,240
Reclass warrants to temporary equity	224,189			(224,189)		(224,189)
Adjustment due to reverse split	—	—	(2,539)	2,539	—	—
Stock-based compensation	—	—	—	348,301	—	348,301
Net loss	—	—	—	—	(3,077,273)	(3,077,273)
Balance at March 31, 2024	224,189	1,371,051	$137	$228,413,756	$(225,671,320)	$2,742,573

Balance at January 1, 2023	$—	1,043,138	$2,608	$222,547,530	$(190,249,654)	$32,300,484
Stock-based compensation	—	—	—	842,446	—	842,446
Net loss	—	—	—	—	(9,565,077)	(9,565,077)
Balance at March 31, 2023	$—	1,043,138	$2,608	$223,389,976	$(199,814,731)	$23,577,853

On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,077,273)	$(9,565,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,912	263,766
Gain on sale of assets held for sale	(74,872)	—
Change in fair value of warrant liability	(1,420,839)	—
Offering costs associated with warrant liabilities	740,836	—
Loss on issuance of common stock and warrants	1,111,614	—
Stock-based compensation	348,301	842,446
Non-cash lease expense	46,716	130,740
Changes in operating assets and liabilities:
Prepaid expenses and other assets	161,699	(288,687)
Other non-current assets	82,772	—
Accounts payable	(564,704)	(1,726,806)
Accrued expenses	183,589	(1,804,135)
Operating lease liabilities	(68,809)	(136,652)
Net cash used in operating activities	(2,416,058)	(12,284,405)
Cash flows from investing activities
Purchase of property and equipment	—	(42,720)
Proceeds from disposal of equipment	522,555	—
Net cash provided by (used in) investing activities	522,555	(42,720)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	3,143,949	—
Net cash provided by financing activities	3,143,949	—
Net increase (decrease) in cash, cash equivalents and restricted cash	1,250,446	(12,327,125)
Cash, cash equivalents and restricted cash at beginning of period	3,222,452	34,697,340
Cash, cash equivalents and restricted cash at end of period	$4,472,898	$22,370,215
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.Nature of the Business
NexImmune, Inc. (“Company,” “we,” “us” or “NexImmune”), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on June 7, 2011. The Company is an emerging biopharmaceutical company advancing a new generation of immunotherapies based on its proprietary Artificial Immune Modulation ("AIMTM") technology. The AIM nanotechnology platform, originally developed at Johns Hopkins University, is the foundation for an innovative approach to immunotherapy in which the body’s own immune system is stimulated to orchestrate a targeted T cell response against a disease. Central to the AIM technology are artificial AIM nanoparticles, which act as synthetic dendritic cells. These AIM nanoparticles can be programmed to present specific antigens to specific T cells orchestrating a highly targeted immune response. These AIM nanoparticles can be rapidly engineered to elicit an immune attack that can be directed toward any foreign substance or cell type in a patient’s body. The Company’s first two products, both for the treatment of different types of cancer, entered clinical trials in 2020. Following a strategic review of the Company's corporate strategy, including with respect to its adoptive cell therapy programs, the Company paused clinical development of its current AIM Adoptive Cell Therapy product candidates, NEXI-001 in Acute Myeloid Leukemia, NEXI-002 in Multiple Myeloma, and NEXI-003 in HPV related solid tumors which is designed to reduce costs and reallocate resources towards our AIM in vivo directly-injectable modality (“INJ”) preclinical development programs. As part of this strategy, the Company will focus on developing AIM INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. The Company continues to explore several external opportunities to continue to advance these programs. As a result, the Company will focus its existing resources on its injectable platform in oncology and autoimmune diseases.
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
As of March 31, 2024, the Company had an accumulated deficit of $225.7 million and negative cash flows from operating activities for the period ended March 31, 2024. The Company has no outstanding debt, $4.5 million in cash and cash equivalents as of March 31, 2024 and no other access to significant capital. The Company expects its negative cash flows from operating activities to exceed its currently available liquidity and thus has determined that its losses and negative cash flows from operations and uncertainty in obtaining additional liquidity sufficient to meet its obligations and sustain its operations raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these unaudited financial statements.

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

Reverse Stock Split
On October 18, 2023, the Company effected a one-for-twenty five (1-for-25) reverse stock split of its common stock (the “Reverse Stock Split”). The total authorized number of shares were not reduced. The Reverse Stock Split, which was approved by stockholders at a special stockholder meeting on October 17, 2023, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on October 18, 2023. The Reverse Stock Split was effective on October 18, 2023. All references to common stock, warrants to purchase common stock, options to purchase common stock, share data, per share data and related information contained in the unaudited financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
Approval of Plan of Dissolution and Postponement of Special Meeting

On November 2, 2023, the Board of Directors of the Company (the "Board"), unanimously approved the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation and Dissolution"), subject to stockholder approval, while continuing to pursue alternatives intended to maximize the value of the business and its assets.

On February 2, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single healthcare focused institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”) (i) an aggregate of 117,000 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company (“Common Stock”), at an offering price of $12.05 per share, and (ii) pre-funded warrants the “Pre-Funded Warrants” exercisable for up to 187,731 shares of Common Stock (the “Pre-Funded Warrant Shares”), at an offering price of $12.049 per Pre-Funded Warrant, for aggregate gross proceeds from the February 2024 Offerings (as defined below) of approximately $3.7 million before deducting the placement agent fee and related offering expenses. The February 2024 Offerings closed on February 6, 2024 and all Pre-Funded Warrants were exercised at closing.

In a concurrent private placement (the “Private Placement” and, together with the Registered Offering, the “February 2024 Offerings”), the Company issued to the Investor unregistered warrants to purchase up to an aggregate of 304,731 shares of Common Stock (the “Unregistered Warrants”) at an exercise price of $12.05 per share. Each Unregistered Warrant is exercisable immediately and will expire two years from the initial exercise date. The Unregistered Warrants and the shares of our Common Stock issuable upon the exercise of the Unregistered Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), are not being offered pursuant to the Registration Statement and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and/or Rule 506(b) promulgated thereunder.

As a result of the February 2024 Offerings described above, the Company has determined to postpone its special meeting of stockholders for the purpose of approving the liquidation and dissolution of the Company and the Plan of Liquidation and Dissolution, which was previously scheduled to reconvene on Wednesday, February 7, 2024.
2.Basis of Presentation and Significant Accounting Policies
The accompanying unaudited financial statements were prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the FASB. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 16, 2024.
In management’s opinion, the accompanying unaudited financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present the financial position as of March 31, 2024 and December 31, 2023, and the unaudited statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the three month periods ended March 31, 2024 and 2023. Interim results are not necessarily indicative of results for an entire year.

Stock-Based Compensation
The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. Compensation expense related to awards to employees and non-employees with service based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the requisite service period of the award, which is generally the vesting term. The Company’s policy is to account for forfeitures as they occur. The Company uses the Black-Scholes-Merton option pricing ("Black-Scholes"), model to estimate the fair value of stock options. The Black-Scholes model requires input-based assumptions that are highly subjective, judgmental and sensitive in the determination of stock-based compensation cost.
Options granted after the Company’s Initial Public Offering ("IPO") are issued at the fair market value of the Common Stock at the date the grant is approved by the Board of Directors.
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
The Company has used the Monte-Carlo option-pricing model to estimate the fair value of warrants that contain only market conditions. The Monte-Carlo option pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including units and issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period.

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable principles of GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting periods with changes in fair value recorded in the Statements of Operations and Comprehensive Loss under "Gain or (loss) on warrant liability".

If warrants are issued together with the sale of common stock, for the issuance costs that are not specifically attributed to either the common stock or warrants issued, the Company allocates the issuance costs between the common stock and warrants based on the gross proceeds. The Company expenses issuance costs allocated to the warrants that are classified as liabilities and the issuance costs allocated to common stock or warrants that are classified as equity are recognized as reduction to the equity.

3.Cash, Cash Equivalents, and Restricted Cash
The following table presents the Company’s cash, cash equivalents and restricted cash as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Cash and cash equivalents:
Cash and cash equivalents	$4,452,898	$3,202,452
Restricted cash	20,000	20,000
Total cash, cash equivalents, and restricted cash	$4,472,898	$3,222,452
The Company considers all investments in highly liquid financial instruments with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent those required as collateral on corporate credit cards.
4.Fair Value Measurements
The Company’s financial instruments include cash, cash equivalents, warrant liabilities, accounts payable and accrued expenses. The fair values of the cash, cash equivalents, accounts payable and accrued expenses approximated their carrying values as of March 31, 2024 and December 31, 2023 due to their short-term maturities.
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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$23,454	$—	$—	$23,270	$—	$—
	$23,454	$—	$—	$23,270	$—	$—
Liabilities
Warrant liability	—	—	1,389,543	—	—	—
	$—	$—	$1,389,543	$—	$—	$—

As of March 31, 2024, warrants representing 304,731 shares of Common Stock issued in the February 2024 Offerings were outstanding. All of these warrants are classified as a liability and are measured at fair value. Each quarter, the Company expects an impact on our statement of operations when the change in fair value of our outstanding warrants is recorded using the Monte Carlo pricing model, based on significant inputs not observable in the market, which represents a Level 3 measurement. The Company used the following key assumptions within its valuation. In all scenarios, the Company also applied the likelihood of a fundamental transaction and the related impact on the Common Stock price and volatility.

	February 6, 2024	March 31, 2024
Common stock price per share	$10.51	$5.61
Exercise price per share	$12.05	$12.05
Expected volatility	176.0%	173.3%
Risk-free interest rate	4.34%	4.60%
Contractual term (in years)	2	1.9

The following is a roll forward of the fair value of Level 3 warrants:

Warrant Liability Fair Value
Balance as of December 31, 2023	$—
Warrants issued	2,810,382
Change in fair value	(1,420,839)
Balance as of March 31, 2024	$1,389,543
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Prepaid research and development expenses	$121,385	$115,353
Prepaid insurance	313,859	368,048
Prepaid other	87,636	35,817
Other current assets	66,330	215,246
Total prepaid expenses and other current assets	$589,210	$734,464

6.Property and Equipment

In November 2023, the Company terminated its primary lease and began moving equipment from its facility to be sold. The Company considered the criteria to classify the property and equipment as held for sale under ASC 360—Property, plant and equipment (Topic 360). Assets shall be classified as held for sale in the period in which all of the following criteria are met: a) Management commits to a plan to sell the entity to be sold. b) The assets to be sold are available for immediate sale in its present condition. c) An active program to locate a buyer or buyers is in place. d) The sale is probable and is expected to be completed within one year. e) The assets to be sold being actively marketed for sale at a price that is reasonable in relation to its current fair value. f) Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company determined that all these criteria as of March 31, 2024 and December 31, 2023 were met for certain categories of the property and equipment, specifically certain computers and laboratory equipment. Accordingly, the computers and laboratory equipment being sold were classified as current assets held for sale at March 31, 2024 and December 31, 2023. See Note 7 for discussion on the Assets Held for Sale.
Property and equipment consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Laboratory equipment	$2,668,280	$2,668,280
Computer equipment and software	202,963	202,963
Leasehold improvements	36,459	36,459
	2,907,702	2,907,702
Less accumulated depreciation and amortization	(1,669,713)	(1,554,801)
Total property and equipment, net	$1,237,989	$1,352,901
Depreciation and amortization expense was $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
7.Assets Held For Sale

On November 29, 2023, the Company and AFAB Lab Resources, LLC (“AFAB”) initiated an asset sales agreement, pursuant to which AFAB would sell certain computers and laboratory. According to Topic 360, the Company determined that the criterion to classify the certain computers and laboratory equipment as assets held for sale within the Company’s balance sheet effective as of March 31, 2024 and December 31, 2023 were met. Accordingly, the assets were classified as current assets held for sale as of March 31, 2024 and December 31, 2023 as the Company, at that time, expected to sell these assets within the next twelve months.

The estimated fair value of the computers and laboratory equipment was determined using the purchase price in the purchase agreement along with estimated broker, accounting, legal, and other selling expenses, which resulted in the lower of the carrying value and the fair value less costs to sell of approximately $1.4 million at December 31, 2023. The carrying value of the assets being classified as held for sale was approximately $2.0 million. As a result, the Company recorded a loss on assets held for sale of $0.7 million during the year ended December 31, 2023. Upon completion of the computers and laboratory equipment sales, the Company could record an additional gain or loss on disposal at the time final net proceeds are determined. Additionally, the expected sale of assets held for sale was not deemed to represent a fundamental strategic shift that would have a major effect on the Company’s operations, and accordingly, it was not reported as discontinued operations in the Company’s statement of operations for the year ended December 31, 2023.

The fair value of the assets held for sale at March 31, 2024 is approximately $1.0 million. The Company received $0.5 million from the sales of these assets and recognized a gain on sale of these assets of $0.1 million during the three months ended March 31, 2024. There were no assets held for sale and no sales of these assets during the three months ended March 31, 2023.

8.Accrued Expenses
A summary of the components of accrued expenses is as follows as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued research and development costs	$3,224,274	$3,148,021
Accrued salaries, benefits and related expenses	306,654	389,858
Accrued professional fees	149,950	131,226
Other accrued expenses	181,816	10,000
Total accrued expenses	$3,862,694	$3,679,105
9.Commitments and Contingencies
Maryland Biotechnology Center Grant

In May 2012, the Company entered into a Translational Research Award Agreement, effective May 23, 2012 and further amended in 2013 (the "Award Agreement") with the Department of Business & Economic Development with the State of Maryland, Maryland Biotechnology Center (“MBC”). The mission of MBC is to integrate entrepreneurial strategies to stimulate the transformation of scientific discovery and intellectual assets into capital formation and business development. Under the Award Agreement, MBC provided $325,000 to the Company for research on its artificial Antigen Presenting Cell ("aAPC") for cancer immunotherapy. This grant was recorded as income in 2012 and 2013, as the Company incurred the expenses which qualified it for the grant.
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through March 31, 2024, no revenue has been recorded, therefore, no payments to MBC are currently due.
Johns Hopkins University Exclusive License Agreement
The Company entered into an Exclusive License Agreement with Johns Hopkins University (“JHU”) effective June 2011, which was amended and restated in January 2017 (the "A&R JHU License Agreement"), under which there are license fees, royalties, and milestone payments. As part of the agreement, the Company acquired a perpetual, exclusive license from JHU covering its invention related to Antigen Specific T cells.
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
The Company will record a liability when such events become probable of occurring. The Company has not reached any of the milestones or transacted its first commercial sale as of March 31, 2024.
The Company must make minimum royalty payments, which began upon the fourth anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.

The Company has incurred $650,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the A&R JHU License Agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During each of the three months ended March 31, 2024 and 2023, the Company incurred $25,000 and $25,000, respectively, related to minimum royalties owed, which is included in research and development expenses on the accompanying statement of operations. The Company has accrued royalties of $75,000 as of March 31, 2024 and $50,000 as of December 31, 2023.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of March 31, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.
10.Restructuring Activities
In November 2022, the Company announced that, following a strategic review of its pipeline, indications, timelines and cash position, it implemented a strategic realignment initiative, which was designed to reduce costs and reallocate resources towards its AIM INJ preclinical development programs. The Company initiated a workforce reduction plan to reduce headcount by 30%, primarily affecting the clinical development, manufacturing and administrative staff that had been needed to support the AIM Adoptive Cellular Therapy ("ACT") clinical programs. The plan reduced the Company’s workforce from 74 full-time employees to approximately 50 full-time employees. The Company incurred $0.7 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures.
In August and November 2023, the Company announced that, in order to reduce its cash expenditures while continuing to pursue its existing strategic plan, the Board approved and its management is implementing a reduction in workforce, designed to reduce costs and extend the Company’s cash. The realignment reduced the Company’s workforce from 44 to 6 full-time employees. The Company incurred $3.1 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The Company expects that the payments for the reduction-in-force will be substantially complete in September 2024.
The following table summarizes the charges related to the restructuring activities as of March 31, 2024.

	Accrued Restructuring Expenses			Accrued Restructuring Expenses
	December 31, 2023	Expenses	Less: Payments	March 31, 2024
Severance, benefits and related costs due to workforce reduction	$266,537	$—	$(26,470)	$240,067
Totals	$266,537	$—	$(26,470)	$240,067
11. Stockholders’ Equity and Contingently Redeemable Warrants

The Company had 250,000,000 authorized shares of Common Stock, of which 1,371,051 and 1,066,320 shares were issued and outstanding at March 31, 2024 and December 31, 2023, respectively.
Issuances of Common Stock
On March 9, 2022, the Company filed a shelf registration statement on Form S-3 ("Form S-3") with the SEC pursuant to which we disclosed that we may offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, rights or units having a maximum aggregate offering price of $200 million.
On June 17, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and BTIG, LLC (together, the “Agents”), pursuant to which the Company may offer and sell shares of the Common Stock at an aggregate offering price of up to $50.0 million from time to time through the Agents. Subject to the terms and conditions of the Sales Agreement, any such sales made through the Agents can be made, based upon the Company's instructions, by methods deemed an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company agreed to pay the Agents a commission of 3.0% of the gross proceeds of any sales of shares sold pursuant to the Sales Agreement. No sales were transacted for the three months ended March 31, 2024 and year ended December 31, 2023. On February 2, 2024, the Company and each of the Agents mutually agreed to terminate the Sales Agreement effective immediately. The Company did not incur any material early termination penalties in connection with the termination of the Sales Agreement.

On February 2, 2024, the Company, entered into the Purchase Agreement with the Investor pursuant to which the Company agreed to issue and sell in the Registered Offering, (i) an aggregate of 117,000 Shares of Common Stock at an offering price of $12.05 per share, and (ii) Pre-Funded Warrants exercisable for up to 187,731 shares of Common Stock at an offering price of $12.049 per Pre-Funded Warrant, for aggregate gross proceeds from the February 2024 Offerings of approximately $3.7 million before deducting the placement agent fee and related offering expenses of approximately $0.5 million. Since the fair value of the liabilities for the Pre-Funded Warrant, Unregistered Warrant, and Unregistered PA Warrant were greater than the gross proceeds received from the February 2024 Offerings, the Company recorded a $1.1 million loss on issuance of common stock and warrants. All of the placement agent fees and related offering expenses of $0.5 million was therefore allocated to the warrant liabilities and expensed. The fair value of the Unregistered PA warrants of approximately $0.2 million was also allocated to the warrant liabilities and expensed.

The shares of Common Stock and Pre-Funded Warrants (and shares of Common Stock underlying the Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-263399), which was filed with the SEC on March 9, 2022 and declared effective by the SEC on March 16, 2022 (“Registration Statement”), including the base prospectus contained therein, and a related prospectus supplement, dated February 2, 2024, filed with the SEC on February 5, 2024. All of the Pre-Funded Warrants were exercised at closing.

In the Private Placement, the Company issued to the Investor unregistered warrants to purchase up to an aggregate of 304,731 Unregistered Warrants at an exercise price of $12.05 per share. Each Unregistered Warrant is exercisable immediately and will expire two years from the initial exercise date. The Company also issued to the placement agent unregistered warrants to purchase up to an aggregate of 21,331 shares of Common Stock (the “Unregistered PA Warrants”) at an exercise price of $15.0625 per share. Each Unregistered PA Warrant is exercisable immediately and will expire five years from the initial exercise date. The Unregistered Warrants and Unregistered PA Warrants and the shares of our Common Stock issuable upon the exercise of the Unregistered Warrants and Unregistered PA Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), are not being offered pursuant to the Registration Statement and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and/or Rule 506(b) promulgated thereunder.

The Unregistered Warrants are classified as a liability in accordance with ASC 480 and ASC 815. The Company evaluated the Unregistered Warrants under ASC 815-40 and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value in a scenario of a fundamental transaction precluded the Unregistered Warrants from being indexed to the Company’s own stock and Company believes that the scope exception related to the occurrence of a fundamental transaction in ASC 815-40 is not met. Since the Unregistered Warrants meet the definition of a derivative, they are recorded as liabilities and measured at fair value at initial recognition. Any subsequent changes in their respective fair values is recognized in the Statement of Operations at each reporting date.

These warrant agreements include a fundamental transaction clause whereby, in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Common Stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction. The warrants were recorded at their fair value of $2.8 million at issuance based on a Monte Carlo simulation.

The Pre-Funded Warrants were initially classified as a liability in accordance with ASC 815, since these warrants can be settled in cash or other assets and therefore did not qualify for equity classification. The Pre-Funded Warrants were recorded at their fair value of $2.0 million at issuance based on the Company's stock price at closing. All of the Pre-Funded Warrants were exercised at closing and therefore reclassifed to stockholders' equity.

The Unregistered PA Warrants are classified as a contingently redeemable warrant in accordance with ASC 718, since these warrants did qualify for equity classification, but could be settled in cash or other assets. These warrant agreements include a fundamental transaction clause whereby, in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company's common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction. Because this contingently redeemable feature could result in the warrant holders receiving additional compensation not on par with the holders of Common Stock, the PA Warrants were classified within temporary equity. The warrants were recorded at their fair value of $0.2 million at issuance based on a Monte Carlo simulation. Inherent in a Monte Carlo simulation are various assumptions as follows: stock price of $10.51, exercise price of $15.06, expected stock-price volatility of 152.0%, contractual life of 5.0 years, risk-free interest rate of 3.99% and dividend yield of 0%.
12.Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”), which provides for the granting of restricted stock, options to purchase shares of Common Stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 26,433. In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which provides for the granting of restricted stock, options to purchase shares of Common Stock, and other awards to employees, directors and consultants, and reserved 69,670 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 72,365 shares. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and no further shares will be issued under the 2017 and 2018 plans. There are 150,944 shares available for issuance under the 2021 plan as of March 31, 2024.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board in accordance with the terms of the 2021 Plan. Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment. Restricted stock units awarded in November 2022 vest after an 18-month service period. No restricted stock units were awarded in the three months ended March 31, 2024.
On March 22, 2023, in order to retain and motivate employees and other key contributors of the Company, the Board approved a one-time stock option repricing (the “Option Repricing”). Pursuant to the Option Repricing, the exercise price of all of the below stock options to purchase shares of the Common Stock previously granted under our 2017 Plan, 2018 Plan and 2021 Plan (the “Repriced Options”) was amended as of April 4, 2023 (the “Effective Date”) to reduce the exercise prices of such options to a price equal to or greater than the closing price per share of the Common Stock on The Nasdaq Stock Market on the Effective Date, which was $0.41 per share (the “Nasdaq Market Price”), on the terms described below:

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
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$74,826	$259,730
General and administrative expenses	273,475	582,716
Total stock-based compensation expense	$348,301	$842,446

The following is a summary of option activity under the Company’s stock option plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	130,526	$28.64	7.3	$—
Granted	—	—
Exercised	—	—
Cancelled	(11,287)	21.50
Forfeited	—	—
Outstanding as of March 31, 2024	119,239	$29.32	7.2	$—
Vested or expected to vest as of March 31, 2024	119,239	$29.32	7.2	—
Exercisable as of March 31, 2024	72,030	$39.37	6.1	—
Shares unvested as of March 31, 2024	47,209	$13.99	8.6	$—

There were no options granted during the three months ended March 31, 2024 and 2023. No options were exercised in the three months ended March 31, 2024 and 2023.
As of March 31, 2024, there was $1.6 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 1.7 years.
Restricted Stock Units
A restricted stock unit (“RSU”) represents the right to receive one of the Common Stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Common Stock on the date of grant.
The following is a summary of RSU activity for the 2021 Plan for the three months ended March 31, 2024:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at January 1, 2023	26,460	$11.36
Granted	—	—
Settled	—	—
Forfeited	—	—
Unvested and outstanding as of March 31, 2024	26,460	$11.36
As of March 31, 2024, there was $37,441 of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 0.15 years.
13.Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of Common Stock and Common Stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option, RSU and warrant grants and the if-converted method is used to determine the dilutive effect of the Company’s contingently redeemable warrants. Under the if-converted method, contingently redeemable warrants that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later. None of the contingently redeemable warrants were in the money at March 31, 2024. For the three months ended March 31, 2024 and 2023, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options, RSUs and warrants were anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,077,273)	$(9,565,077)
Basic and diluted net loss per common share	$(2.46)	$(9.17)
Basic and diluted weighted average common shares outstanding	1,250,498	1,043,138

The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at March 31, 2024 and 2023 as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Warrants	326,062	—
Stock options	119,239	150,789
Restricted stock unit	26,460	61,424
Total	471,761	212,213

14.Related Party Transaction

On March 16, 2022, the Company and Zephyr AI, Inc. (“Zephyr”) entered into a Joint Research Agreement (the “JRA”) focused on the joint collaboration, identification and validation of certain targets in order to facilitate further research, development and potential commercialization of immunotherapies. Zephyr is owned by a holding company with multiple Board members from the Company. The JRA term is two years unless mutually extended. As of March 16, 2024, neither party extended the JRA and the JRA expired by its terms. The expenses related to the JRA for the three months ended March 31, 2024 and 2023 were immaterial.
Beginning in June 2022, the Company entered into a series of statement of works with the Center for Discovery & Innovation at Hackensack Meridian Health ("CDI") to enhance the Company's AIM platform. The Chairman of the Board of CDI is a Board member. The total value of the statement of work through July 31, 2023 is $0.2 million. The expenses incurred to the CDI for the three months ended March 31, 2024 was $25,000. There were no expenses incurred for the three months ended March 31, 2023. The Company has recorded a $25,000 accrual as of March 31, 2024.
15. Income Taxes
The Company has not recorded any tax provision or benefit for the three months ended March 31, 2024 and 2023. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not to be realized at March 31, 2024 and December 31, 2024. The effective tax rate for each of the three months ended March 31, 2024 and 2023 is 0%.
16. Subsequent Events
Not applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 16, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all the information that we post on the Investor Relations section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media and others interested in us to review the information that it shares on the Investor Relations section of our website, www.neximmune.com.
Overview
We are a clinical stage biotechnology company developing a novel approach to immunotherapy designed to employ the body’s own T cells to generate an antigen-specific cell-mediated immune response with curative potential for patients with cancer and other life-threatening immune-mediated diseases.

On October 31, 2023, our Board of Directors approved a reduction-in-force of substantially all of our employees, other than key members of management necessary to implement the wind up and support the efforts to maximize the value of our business and our assets. As part of this strategy, we focused on developing Artificial Immune Modulation ("AIMTM") INJ nanoparticle constructs and modalities for potential clinical evaluation in oncology and autoimmune disorders. We also paused clinical enrollment of our current AIM Adoptive Cellular Therapy (“ACT”) product candidates, NEXI-001 in Acute Myeloid Leukemia, NEXI-002 in Multiple Myeloma and NEXI-003 in HPV related solid tumors. We intend to continue exploring external opportunities that may permit us to continue to advance these clinical programs.

The backbone of our approach is our proprietary AIM nanoparticle based technology. One of the critical advantages of the AIM technology platform is the ability to rapidly customize new therapeutics in a modular, Lego-like manner. We have developed protein conjugation and peptide loading techniques so that nanoparticles can be customized quickly for different indications and therapeutic goals by selecting disease specific antigens, HLA alleles and Signal 2 messages. It is even possible to add additional signals or homing proteins. This gives the platform tremendous flexibility and application in oncology and infectious disease (where up-regulatory messages are delivered to targeted T cells) and in autoimmune disorders (where down-regulatory or apoptotic messages are delivered to targeted T cells). These conjugation techniques also apply to both the AIM ACT and AIM INJ.

The AIM INJ modality is designed to enable AIM nanoparticles to engage and activate, or suppress antigen-specific CD8+ T cells directly inside the body without the need for ex vivo expansion and manufacturing. We believe this "off the shelf modality" creates substantial new benefits in terms of the ability to scale and commercialize T-cell targeting therapies, with advantages in cost, reimbursement, logistic administration and time to patient delivery. We have completed substantial non-clinical work to advance the AIM INJ modality towards a potential investigational new drug application ("IND") filing, including preparing appropriate IND-enabling experiments in support of a planned clinical program focusing on solid tumors.

We were incorporated under the laws of the State of Delaware on June 7, 2011. In June 2011, we exclusively licensed the core AIM technology from Johns Hopkins University ("JHU"). See “Business—Johns Hopkins License Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 16, 2024 or Note 9, “Commitments and Contingencies – Johns Hopkins University Exclusive License Agreement” to the accompanying unaudited financial statements for more information about the license.
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
To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock, our convertible promissory notes, the initial public offering (the "IPO"), and other public offerings. In February 2021, we completed the IPO and issued and sold an aggregate 297,666 shares of our common stock, par value $0.0001 per share

(“Common Stock”), which included 38,826 shares of our Common Stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $425.00 per share, for net proceeds of $114.6 million after deducting underwriting discounts and commissions and other offering costs. In the year ended December 31, 2022, we sold an aggregate of 127,396 shares through our “at-the-market” offering facility with Cantor Fitzgerald & Co. and BTIG, LLC (together, the “Agents”), pursuant to a Controlled Equity Offering Sales Agreement (the “Sales Agreement”), resulting in net proceeds of $5.1 million. No sales were transacted for the year ended December 31, 2023. On February 2, 2024, we and each of the Agents mutually agreed to terminate the Sales Agreement effective immediately. We did not incur any material early termination penalties in connection with the termination of the Sales Agreement. In February 2024, we sold an aggregate of 117,000 shares of Common Stock and pre-funded warrants exercisable for up to 187,731 shares of Common Stock for aggregate gross proceeds of approximately $3.7 million before deducting the placement agent fee and related offering expenses.

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. Our net loss was $3.1 million and $9.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $225.7 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.
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
As of March 31, 2024, we had cash and cash equivalents of $4.5 million.
Nasdaq Delisting Notification or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On November 30, 2023, we received a letter from Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market LLC ("Nasdaq") notifying us that, based on Nasdaq’s review of our Company and pursuant to Nasdaq Listing Rule 5101 (the "Listing Rule"), Nasdaq believes that we are a “public shell,” and that the continued listing of our securities is no longer warranted. In response, we timely requested a hearing before a Nasdaq Hearings Panel (the "Panel"), which request stayed any further action by the Staff. Subsequently, we received notice that the Panel had granted our request for an exception through May 28, 2024 to evidence compliance with the Listing Rule.
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
We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all.
Research and Development Expenses
To date, our research and development expenses, have related primarily to development of NEXI-001 and NEXI-002, preclinical studies and other preclinical activities related to our portfolio. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Research and development expenses also include the accrual of minimum royalties under our license with JHU.
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
Change in Fair Value of Warrant Liability

The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the February 2024 Offerings.

Loss on issuance of common stock and warrants

The loss on issuance of common stock and warrants represents the fair value of the warrants issued in the February 2024 Offerings being higher than the proceeds received.

Offering costs

Offering costs include placement agent fees and other related offering expenses that are not allocated to equity.
Other Income (Expense)

Other income (expense) consists of gain (loss) on sale of assets held for sale, rental income and foreign exchange gains (losses).

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023
	(in thousands)
Operating expenses:
Research and development	$744	$6,124	$(5,380)
General and administrative	2,013	3,701	(1,688)
Total operating expenses	2,757	9,825	(7,068)
Loss from operations	(2,757)	(9,825)	7,068
Other income (expense):
Interest income	15	275	(260)
Change in fair value of warrant liability	1,421	—	1,421
Loss on issuance of common stock and warrants	(1,112)	—	(1,112)
Offering costs	(741)	—	(741)
Other income (expense)	97	(14)	111
Other income, net	(320)	260	(580)
Net loss	$(3,077)	$(9,565)	$6,488
Research and Development Expenses. Research and development expenses were $0.7 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $5.4 million was due primarily to a decrease of $0.9 million on research and preclinical manufacturing, a $0.4 million decrease in clinical trial expenses, a $2.9 million decrease related to salary and benefits from stock compensation expense impacted by terminations and a $0.4 million decrease in depreciation and facility costs and a $0.3 million decrease in consulting expenses. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $2.0 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.1 million was due primarily to the decrease of $1.2 million in salary, benefits, and stock compensation expense impacted by terminations in September 2023 and a decrease of $0.2 million in insurance premiums, partially offset by an increase in financing expenses of $0.2 million.

Change in fair value of warrant liability. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the February 2024 Offerings. The change in fair value of the outstanding warrant liability during the three months ended March 31, 2024 resulted in a gain of $1.4 million.

Loss on issuance of common stock and warrants. The loss on issuance of common stock and warrants of $1.1 million during the three months ended March 31, 2024 resulted from the fair value of the warrants issued in the February 2024 Offerings being higher than the proceeds received.

Offering costs. The offering costs incurred during the three months ended March 31, 2024 include the placement agent fees and related offering expenses of $0.5 million and the fair value of the Unregistered PA Warrants of $0.2 million incurred in the February 2024 Offerings.

Other income (expense). Other income consists primarily of a gain on sale of available for sale assets of $0.1 million for the three months ended March 31, 2024. Other expense was immaterial for the three months ended March 31, 2023.

Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2024, we had cash and cash equivalents of $4.5 million. We believe that our existing cash and cash equivalents will be sufficient to fund our activities through the second quarter of 2024.
As our research and development activities mature and develop over the next year, we will require substantial funds to continue such activities. As a result of the financing consummated in February 2024, we determined to postpone our previously scheduled special meeting of stockholders for the purpose of approving the liquidation and dissolution of the Company. If we are unable to raise additional capital or otherwise achieve other alternatives to maximize the value of the business and our assets, we would expect to call a new special meeting of stockholders to seek approval of the liquidation and dissolution of the Company. In this regard, management plans to raise additional capital through financing activities that may include public offerings and private placements of our Common Stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments.

There are inherent uncertainties associated with fundraising activities which are not within our control. There are no assurances that such additional funding will be obtained, or that any funding that may be obtained would be sufficient for us to meet our obligations as they become due within one year, or that we will succeed in its future operations. If we cannot successfully raise additional capital, our liquidity, financial condition and business prospects will be materially and adversely affected. We are continually looking into further capital planning and the evaluation of strategic alternatives. There is substantial doubt about our ability to continue as a going concern.
Sources of Liquidity
To date, we have financed our operations principally through private placements of our redeemable convertible preferred stock, our convertible promissory notes, the IPO, an "at-the-market" offering facility and other public and private offerings.
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

"At-the-market" offering facility

During the year ended December 31, 2022, we sold an aggregate of 3,184,900 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million. No sales were transacted for the year ended December 31, 2023 and the three months ended March 31, 2024.
February 2024 Offerings
In February 2024, we entered into a securities purchase agreement with a single healthcare focused institutional investor (the “Investor”), pursuant to which we agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), (i) an aggregate of 117,000 shares (the “Shares”) of Common Stock, at an offering price of $12.05 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) exercisable for up to 187,731 shares of Common Stock at an offering price of $12.049 per Pre-Funded Warrant, for aggregate gross proceeds from the February 2024 Offerings of approximately $3.7 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

In a concurrent private placement (the “Private Placement” and, together with the Registered Offering, the “February 2024 Offerings”), we issued to the Investor unregistered warrants to purchase up to an aggregate of 304,731 shares of Common Stock (the “Unregistered Warrants”) at an exercise price of $12.05 per share. The Company also issued to the placement agent unregistered warrants to purchase up to an aggregate of 21,331 shares of Common Stock (the “Unregistered PA Warrants”) at an exercise price of $15.0625 per share. Each Unregistered PA Warrant is exercisable immediately and will expire two years from the initial exercise date. The Unregistered Warrants and Unregistered PA Warrants and the shares of our Common Stock issuable upon the exercise of the Unregistered Warrants and Unregistered PA Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), are not being offered pursuant to the Registration Statement and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and/or Rule 506(b) promulgated thereunder. The closing of the February 2024 Offerings occurred on February 6, 2024.
Cash Flows
The following table sets forth a summary of the net cash flow activity:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,416)	$(12,284)
Investing activities	$523	$(43)
Financing activities	$3,144	$—
Net decrease in cash, cash equivalents and restricted cash	$1,250	$(12,327)
Operating Activities
Net cash used in operating activities was $2.4 million and $12.3 million for the three months ended March 31, 2024 and 2023, respectively. The net cash used in operating activities for the three months ended March 31, 2024 was primarily due to our net loss of $3.1 million, resulting from research and development expenses of $0.7 million as we continue our preclinical research and transition our clinical programs and $2.0 million of administrative expenses for salary and professional fees and $0.7 million in non-cash expenses and working capital changes.
The net cash used in operating activities for the three months ended March 31, 2023 was primarily due to our net loss of $9.6 million, resulting from research and development expenses of $6.1 million as we continue our preclinical research and preclinical manufacturing to support clinical programs and $3.7 million of administrative expenses for salary and related expenses and professional fees.
Investing Activities
Net cash provided by investing activities of $0.5 million for the three months ended March 31, 2024 was primarily due to proceeds from the sale of assets held for sale, pursuant to an asset sales agreement with AFAB Lab Resources, LLC. The net cash used in investing activities was nominal for the three months ended March 31, 2023.
Financing Activities
There was $3.1 million cash provided by financing activities for the three months ended March 31, 2024. The net cash provided by financing activities for the three months ended March 31, 2024 was due to the net proceeds received in the February 2024 Offerings. There was no cash provided by financing activities for the three months ended March 31, 2023.
Funding Requirements
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through the second quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. If we are not able to raise additional funding, we may not be able to enter into successful collaborations under favorable terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business.

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
While our significant accounting policies are described in more detail in Note 3, “Summary of Significant Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2023, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.
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
Stock-Based Compensation
We record compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. Compensation expense related to awards to employees and non-employees with service based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the requisite service period of the award, which is generally the vesting term. The Company’s policy is to account for forfeitures as they occur. We use the Black-Scholes-Merton option pricing ("Black-Scholes") model to estimate the fair value of stock options. The Black-Scholes model requires input-based assumptions that are highly subjective, judgmental and sensitive in the determination of stock-based compensation cost.
Options granted after our Initial Public Offering ("IPO") are issued at the fair market value of our Common Stock at the date the grant is approved by the Board of Directors.
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
Expected dividend yield—The expected dividend yield was 0% because we have not historically paid and does not expect to pay any dividends for the foreseeable future.
Expected term—We use the simplified method as prescribed by the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin No. 107, Share-Based-Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
We have used the Monte-Carlo option-pricing model to estimate the fair value of warrants that contain only market conditions. The Monte-Carlo option pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied.
Derivative Financial Instruments
Warrants

We determine the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If warrants do not meet liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we assess whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable principles of GAAP. After all relevant assessments are made, we conclude whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting periods with changes in fair value recorded in the Statements of Operations and Comprehensive Loss under "Gain or (loss) on warrant liability".

If warrants are issued together with the sale of common stock, for the issuance costs that are not specifically attributed to either the common stock or warrants issued, the Company allocates the issuance costs between the common stock and warrants based on the gross proceeds. We expense issuance costs allocated to the warrants that are classified as liabilities and the issuance costs allocated to common stock or warrants that are classified as equity are recognized as reduction to the equity.
Other Company Information
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012, as amended, (the “JOBS Act”). We will remain an EGC until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An EGC may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an EGC,
•we may present only two years of audited financial statements, plus unaudited condensed financial statements for any interim period, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this filing.
•we may avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
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
Under the JOBS Act, EGCs can also delay adopting new or revised accounting standards until such time as those standards apply to private companies, which may make our financial statements less comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Until the date that we are no longer an EGC or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which we will adopt the recently issued accounting standard.
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
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Basis of Presentation and Significant Accounting Policies” to the accompanying unaudited financial statements.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has taken additional steps to assure there is appropriate disclosure in this Quarterly Report and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In connection with the preparation of this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to our control environment. More specifically, we have determined that we have not maintained adequate segregation of duties as a result of a lack of sufficient finance and accounting staff to maintain policies and procedures intended to ensure appropriate segregation of duties with respect to accounting and financial reporting. This lack of sufficient finance and accounting staff is a consequent of our previously reported reduction-in-force. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
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
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K, filed with the SEC on April 16, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2024 and 2023 that were not registered under the Securities Act.
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
The offer and sale of all of the shares of our common stock in the IPO of common stock was effected through a Registration Statement on Form S-1 (File No. 333- 252220) that was declared effective by the SEC on February 11, 2021.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on February 5, 2024)

4.2	Form of Unregistered Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on February 5, 2024)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on February 5, 2024)

10.1
Securities Purchase Agreement, dated as of February 2, 2024, by and between NexImmune, Inc. and the purchaser listed therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on February 5, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.
*Filed herewith.
^    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXIMMUNE, INC.

Date: May 20, 2024	By:	/s/ Kristi Jones
Kristi Jones
President and Chief Executive Officer

Date: May 20, 2024	By:	/s/ Albert N. Marchio II
Albert N. Marchio II
Interim Chief Financial Officer