Form 10-Q
period 2024-06-30
NexImmune, Inc.
filed 2024-08-07
CIK 1538210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-40045
______________________
NEXIMMUNE, INC.
(Exact Name of Registrant as Specified in its Charter)
______________________

Delaware		42-2518457
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

9119 Gaither Road
Gaithersburg,	MD	20877
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (301) 825-9810
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NEXI	OTC Pink
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2024, the registrant had 1,394,671 shares of common stock, $0.0001 par value per share, outstanding.

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
•our financial performance;
•our ability to continue as a going concern; and
•our expectations related to the use of our cash.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEXIMMUNE, INC.
BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,424,112	$3,202,452
Restricted cash	20,000	20,000
Assets held for sale	175,000	1,444,043
Prepaid expenses and other current assets	507,751	734,464
Total current assets	3,126,863	5,400,959
Property and equipment, net	1,106,608	1,352,901
Operating lease right-of-use assets	—	46,716
Other non-current assets	1,627,829	1,793,373
Total assets	$5,861,300	$8,593,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,281,161	$1,336,318
Accrued expenses	3,455,430	3,679,105
Operating lease liabilities, current	—	68,809
Total current liabilities	4,736,591	5,084,232
Warrant liability	204,170	—
Total liabilities	4,940,761	5,084,232
Commitments and contingencies
Contingently redeemable warrants	224,189	—
Stockholders’ equity
Series A Preferred Stock, $0.0001 par value, 1 share authorized, issued and outstanding as of June 30, 2024 and no shares authorized, issued and outstanding as of December 31, 2023.	—	—
Common Stock, $0.0001 par value per share, 250,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 1,394,671 and 1,066,320 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	139	2,646
Additional paid-in-capital	228,694,296	226,101,118
Accumulated deficit	(227,998,085)	(222,594,047)
Total stockholders’ equity	696,350	3,509,717
Total liabilities and stockholders’ equity	$5,861,300	$8,593,949
On October 18, 2023, the Company effected a one-for-twenty-five (1-for-25) reverse stock split of its common stock. The total authorized number of shares were not reduced. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$647,373	$4,880,338	$1,391,396	$11,004,382
General and administrative	2,082,494	2,904,321	4,095,937	6,605,686
Loss on assets held for sale	779,439	—	779,439	—
Total operating expenses	3,509,306	7,784,659	6,266,772	17,610,068
Loss from operations	(3,509,306)	(7,784,659)	(6,266,772)	(17,610,068)
Other income (expense):
Interest income	31,870	223,321	46,660	498,059
Change in fair value of warrant liability	1,185,373	—	2,606,212	—
Loss on issuance of common stock and warrants	—	—	(1,111,614)	—
Offering costs	—	—	(740,836)	—
Other income (expense)	(34,702)	(5,166)	62,312	(19,572)
Other income, net	1,182,541	218,155	862,734	478,487
Net loss	$(2,326,765)	$(7,566,504)	$(5,404,038)	$(17,131,581)
Basic and diluted per common share	$(1.69)	$(7.25)	$(4.11)	$(16.42)
Basic and diluted weighted-average number of common shares outstanding	1,380,395	1,043,138	1,315,447	1,043,138
On October 18, 2023, the Company effected a one-for-twenty-five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.
The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

				Stockholders’ Equity
		Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Contingently redeemable warrants	Shares	Amount	Shares	Amount
Balance at January 1, 2024	$—	—	$—	1,066,320	$2,646	$226,101,118	$(222,594,047)	$3,509,717
Issuance of common stock and placement agent warrant	—	—	—	117,000	11	212,766	—	212,777
Issuance and exercise of pre-funded warrants	—	—	—	187,731	19	1,973,221	—	1,973,240
Reclass warrants to temporary equity	224,189	—	—			(224,189)		(224,189)
Adjustment due to reverse split	—	—	—	—	(2,539)	2,539	—	—
Stock-based compensation	—	—	—	—	—	348,301	—	348,301
Net loss	—	—	—	—	—	—	(3,077,273)	(3,077,273)
Balance at March 31, 2024	224,189	—	$—	1,371,051	$137	$228,413,756	$(225,671,320)	$2,742,573

Issuance of preferred stock	—	1	—	—	—	—	—	—
Vesting of restricted stock units	—	1	—	23,620	2	(2)	—	—
Stock-based compensation	—	—	—	—	—	280,542	—	280,542
Net loss	—	—	—	—	—	—	(2,326,765)	(2,326,765)
Balance at June 30, 2024	224,189	2	$—	1,394,671	$139	$228,694,296	$(227,998,085)	$696,350

Balance at January 1, 2023	$—	—	$—	1,043,138	$2,608	$222,547,530	$(190,249,654)	$32,300,484
Stock-based compensation	—	—	—	—	—	842,446	—	842,446
Net loss	—	—	—	—	—	—	(9,565,077)	(9,565,077)
Balance at March 31, 2023	$—	—	$—	1,043,138	$2,608	$223,389,976	$(199,814,731)	$23,577,853

Stock-based compensation	—	—	—	—	—	991,133	—	991,133
Net loss	—	—	—	—	—	—	(7,566,504)	(7,566,504)
Balance at June 30, 2023	$—	—	$—	1,043,138	$2,608	$224,381,109	$(207,381,235)	$17,002,482

On October 18, 2023, the Company effected a one-for-twenty-five (1-for-25) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.
The accompanying notes are an integral part of these unaudited financial statements.

NEXIMMUNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(5,404,038)	$(17,131,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,320	530,922
Loss on sale of assets held for sale	779,439	—
Gain on asset disposal	(30,105)	—
Change in fair value of warrant liability	(2,606,212)	—
Offering costs associated with warrant liabilities	740,836	—
Loss on issuance of common stock and warrants	1,111,614	—
Stock-based compensation	628,843	1,833,579
Non-cash lease expense	46,716	263,815
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	236,264	472,188
Other non-current assets	165,544	—
Accounts payable	(55,157)	(1,794,864)
Accrued expenses	(223,675)	(2,211,999)
Operating lease liabilities	(68,809)	(275,641)
Net cash used in operating activities	(4,488,420)	(18,313,581)
Cash flows from investing activities
Purchase of property and equipment	—	(47,739)
Proceeds from disposal of equipment	566,131	—
Net cash provided by (used in) investing activities	566,131	(47,739)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	3,143,949	—
Net cash provided by financing activities	3,143,949	—
Net decrease in cash, cash equivalents and restricted cash	(778,340)	(18,361,320)
Cash, cash equivalents and restricted cash at beginning of period	3,222,452	34,697,340
Cash, cash equivalents and restricted cash at end of period	$2,444,112	$16,336,020
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
As of June 30, 2024, the Company had an accumulated deficit of $228.0 million and negative cash flows from operating activities for the period ended June 30, 2024. The Company has no outstanding debt, $2.4 million in cash and cash equivalents as of June 30, 2024 and no other access to significant capital. The Company expects its negative cash flows from operating activities to exceed its currently available liquidity and thus has determined that its losses and negative cash flows from operations and uncertainty in obtaining additional liquidity sufficient to meet its obligations and sustain its operations raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these unaudited financial statements.

As the Company’s research and development activities mature and develop over the next year, the Company will require substantial funds to continue such activities. If the Company is unable to raise additional capital or otherwise achieve other alternatives to maximize the value of the business and its assets, the Company would expect to seek stockholder approval of the liquidation and dissolution of the Company at a special meeting. In this regard, management plans to raise additional capital through financing activities that may include public offerings and private placements of its common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments.

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

As a result of the February 2024 Offerings described above, the Company had determined to postpone its special meeting of stockholders for the purpose of approving the liquidation and dissolution of the Company and the Plan of Liquidation and Dissolution, which was previously scheduled to reconvene on Wednesday, February 7, 2024.

On June 11, 2024, the Board of Directors of the Company (the "Board"), unanimously approved the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation and Dissolution"), subject to stockholder approval, while continuing to pursue alternatives intended to maximize the value of the business and its assets. The Company scheduled a special meeting of stockholders for the purpose of approving the liquidation and dissolution of the Company and the Plan of Liquidation and Dissolution on July 11, 2024, which was adjourned to reconvene on July 19, 2024, adjourned to reconvene on August 2, 2024 and again adjourned to reconvene on August 9, 2024 to permit the Company to continue to pursue alternatives intended to maximize the value of the business and its assets.
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
In management’s opinion, the accompanying unaudited financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present the financial position as of June 30, 2024 and December 31, 2023, and the unaudited statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the three and six month periods ended June 30, 2024 and 2023. Interim results are not necessarily indicative of results for an entire year.

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

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including units and issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480-10, “Distinguishing Liabilities from Equity” (“ASC 480-10”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period.

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10 and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable principles of GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting periods with changes in fair value recorded in the Statements of Operations and Comprehensive Loss under "Change in fair value of warrant liability."

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
3.Cash, Cash Equivalents, and Restricted Cash
The following table presents the Company’s cash, cash equivalents and restricted cash as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Cash and cash equivalents:
Cash and cash equivalents	$2,424,112	$3,202,452
Restricted cash	20,000	20,000
Total cash, cash equivalents, and restricted cash	$2,444,112	$3,222,452
The Company considers all investments in highly liquid financial instruments with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.
Amounts included in restricted cash represent those required as collateral on corporate credit cards.
4.Fair Value Measurements
The Company’s financial instruments include cash, cash equivalents, warrant liabilities, accounts payable and accrued expenses. The fair values of the cash, cash equivalents, accounts payable and accrued expenses approximated their carrying values as of June 30, 2024 and December 31, 2023 due to their short-term maturities.
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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$23,639	$—	$—	$23,270	$—	$—
	$23,639	$—	$—	$23,270	$—	$—
Liabilities
Warrant liability	—	—	204,170	—	—	—
	$—	$—	$204,170	$—	$—	$—

As of June 30, 2024, warrants representing 304,731 shares of Common Stock issued in the February 2024 Offerings were outstanding. All of these warrants are classified as a liability and are measured at fair value. Each quarter, the Company expects an impact on our statement of operations when the change in fair value of our outstanding warrants is recorded using the Monte Carlo pricing model, based on significant inputs not observable in the market, which represents a Level 3 measurement. The Company used the following key assumptions within its valuation. In all scenarios, the Company also applied the likelihood of a fundamental transaction and the related impact on the Common Stock price and volatility.

	February 6, 2024	June 30, 2024
Common stock price per share	$10.51	$2.76
Exercise price per share	$12.05	$12.05
Expected volatility	176.0%	181.0%
Risk-free interest rate	4.34%	4.8% - 5.4%
Contractual term (in years)	2	1.6

The following is a roll forward of the fair value of Level 3 warrants:

Warrant Liability Fair Value
Balance as of December 31, 2023	$—
Warrants issued	2,810,382
Change in fair value	(2,606,212)
Balance as of June 30, 2024	$204,170
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Prepaid research and development expenses	$76,701	$115,353
Prepaid insurance	335,400	368,048
Prepaid other	55,010	35,817
Other current assets	40,640	215,246
Total prepaid expenses and other current assets	$507,751	$734,464

6.Property and Equipment

In November 2023, the Company terminated its primary lease and began moving equipment from its facility to be sold. The Company considered the criteria to classify the property and equipment as held for sale under ASC 360, “Property, plant and equipment” (“Topic 360”). Assets shall be classified as held for sale in the period in which all of the following criteria are met: (a) management commits to a plan to sell the entity to be sold, (b) the assets to be sold are available for immediate sale in its present condition, (c) an active program to locate a buyer or buyers is in place, (d) the sale is probable and is expected to be completed within one year, (e) the assets to be sold being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company determined that all these criteria as of June 30, 2024 and December 31, 2023 were met for certain categories of the property and equipment, specifically certain computers and laboratory equipment. Accordingly, the computers and laboratory equipment being sold were classified as current assets held for sale at June 30, 2024 and December 31, 2023. See Note 7 for discussion on the Assets Held for Sale.
Property and equipment consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Laboratory equipment	$2,505,789	$2,668,280
Computer equipment and software	128,462	202,963
Leasehold improvements	34,784	36,459
	2,669,035	2,907,702
Less accumulated depreciation and amortization	(1,562,427)	(1,554,801)
Total property and equipment, net	$1,106,608	$1,352,901
Depreciation and amortization expense was $0.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.
7.Assets Held For Sale

On November 29, 2023, the Company and AFAB Lab Resources, LLC (“AFAB”) initiated an asset sales agreement, pursuant to which AFAB would sell certain computers and laboratory. According to Topic 360, the Company determined that the criterion to classify the certain computers and laboratory equipment as assets held for sale within the Company’s balance sheet as of June 30, 2024 and December 31, 2023 were met. Accordingly, the assets were classified as current assets held for sale as of June 30, 2024 and December 31, 2023 as the Company, at that time, expected to sell these assets within the next twelve months.

The estimated fair value of the computers and laboratory equipment was determined using the purchase price in the purchase agreement along with estimated broker, accounting, legal, and other selling expenses. The Company recorded assets held for sale at the lower of the carrying value and the fair value less costs to sell, which was the fair value less costs to sell of approximately $1.4 million at December 31, 2023. The carrying value of the assets being classified as held for sale was approximately $2.0 million. As a result, the Company recorded a loss on assets held for sale of $0.7 million during the year ended December 31, 2023. Upon completion of the computers and laboratory equipment sales, the Company records an additional gain or loss on disposal at the time final net proceeds are determined. Additionally, the expected sale of assets held for sale was not deemed to represent a fundamental strategic shift that would have a major effect on the Company’s operations, and accordingly, it was not reported as discontinued operations in the Company’s statement of operations for the year ended December 31, 2023.

The fair value of the assets held for sale at June 30, 2024 is approximately $0.2 million. The Company received $0.6 million from the sales of these assets and recognized a gain on sale of these assets of $0.1 million during the six months ended June 30, 2024. The Company also recorded a loss on assets held for sale of $0.8 million as a result of reducing the carrying value to an agreed upon sales price with AFAB of $0.2 million. There were no assets held for sale and no sales of these assets during the six months ended June 30, 2023.

8.Accrued Expenses
A summary of the components of accrued expenses is as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued research and development costs	$2,845,138	$3,148,021
Accrued salaries, benefits and related expenses	351,062	389,858
Accrued professional fees	259,230	131,226
Other accrued expenses	—	10,000
Total accrued expenses	$3,455,430	$3,679,105
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
The Company must repay the funds through annual payments calculated at 3% of annual revenues for the preceding year. Payments shall continue for 10 years after the first payment date and may total up to 200% of the total grant amount. The end date of the agreement is defined as January 31, 2024, or when any and all repayments due to MBC have been made. If the Company does not earn any revenue, the grant does not need to be repaid. Through June 30, 2024, no revenue has been recorded, therefore, no payments to MBC are currently due.
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
JHU was also entitled to milestone fees of $75,000 in connection with clinical trial milestones. For the first licensed product or licensed service in the therapeutic field, the Company may be required to pay JHU additional aggregate milestone fees of $1.6 million for clinical and regulatory milestone fees. The Company may be required to pay JHU reduced milestone fees for the second and third licensed products or licensed services in the therapeutic field in connection with clinical and regulatory milestones. In the diagnostic field, the Company may be required to pay JHU aggregate milestone fees of $0.4 million for the first licensed product, or licensed service and reduced milestone fees for the second and third licensed products, or licensed services in connection with regulatory and commercial milestones. The Company may be required to pay JHU aggregate milestone fees of $100,000 for commercial milestones for the first licensed product or licensed service in the non-clinical field. In the aggregate, the Company may be required to pay JHU additional milestone fees of up to $4.2 million for all clinical, regulatory and commercial milestones for all licensed products or licensed services in the therapeutic field, the diagnostic field and the non-clinical field. The Company may also be required to pay royalties in the low to upper mid-single digits on net sales of therapeutic products, diagnostic products and non-clinical products. The Company may also be required to pay royalties in the low to upper single digits on net sales of licensed services in therapeutic products, diagnostic products and non-clinical products. The Company is required to make minimum annual royalty payments of $100,000 to JHU under the A&R JHU License Agreement. The Company may also be required to pay JHU a low double-digit percentage not to exceed 15%, of any non-royalty sublicense consideration the Company receives.
The Company will record a liability when such events become probable of occurring. The Company has not reached any of the milestones or transacted its first commercial sale as of June 30, 2024.
The Company must make minimum royalty payments, which began upon the fourth anniversary of the agreement and upon every anniversary thereafter during the term of the agreement, which offset future royalties per above owed to JHU.

The Company has incurred $675,000 in cumulative minimum royalties from inception. Future annual minimum royalties consist of $100,000 due each year during the remaining term of the A&R JHU License Agreement. The Company records milestones, royalties and minimum royalties at the time when payments become probable. During each of the three and six months ended June 30, 2024 and 2023, the Company incurred $25,000 and $50,000, respectively, related to minimum royalties owed, which is included in research and development expenses on the accompanying statement of operations. The Company accrued royalties of $0 and $50,000 as of June 30, 2024 and December 31, 2023, respectively.
Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of June 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.
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
The following table summarizes the charges related to the restructuring activities as of June 30, 2024.

	Accrued Restructuring Expenses			Accrued Restructuring Expenses
	December 31, 2023	Expenses	Less: Payments	June 30, 2024
Severance, benefits and related costs due to workforce reduction	$266,537	$—	$(26,470)	$240,067
Totals	$266,537	$—	$(26,470)	$240,067
11. Stockholders’ Equity and Contingently Redeemable Warrants
Preferred Stock
The Company has one authorized share of Series A Preferred Stock, of which one share was issued and outstanding at June 30, 2024. No shares of preferred stock were authorized, issued and outstanding at December 31, 2023.
On June 11, 2024, the Company filed a certificate of designation with the Secretary of State of the State of Delaware, which provides that if the aggregate number of shares of Common Stock, present in person or by proxy and entitled to vote thereon that voted “for” a Voting Proposal (as defined below) is greater than the aggregate number of shares of Common Stock present in person or by proxy and entitled to vote thereon that voted “against” or “abstain” on such Voting Proposal, then the share of Series A Preferred Stock will have a number of votes equal to the number of outstanding shares of the Common Stock, on the record date for determining stockholders entitled to vote, and will vote together with the outstanding shares of Common

Stock as a single class exclusively with respect to (i) any proposal to approve the liquidation and dissolution of the Company and any related plan of liquidation and dissolution (the “Dissolution Proposal”), (ii) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Dissolution Proposal, or (iii) any other matter the Board of Directors determines (in its sole discretion) is related to the Dissolution Proposal (each, a “Voting Proposal”). The Series A Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

The Series A Preferred Stock is not convertible into shares of Common Stock or any other class or series of stock of the Company. In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holder of the share of Series A Preferred Stock shall be entitled to receive $0.01, payable in cash out of funds legally available. The holder of the share of Series A Preferred Stock will not be entitled to receive dividends of any kind.

Unless prohibited by Delaware law by virtue of a lack of sufficient surplus, legally available funds or otherwise and subject to the fiduciary duties of the Board of Directors of the Company, the outstanding share of Series A Preferred Stock may be redeemed at any time upon the order of the Board of Directors in its sole discretion. Upon such redemption, the holder of the share of Series A Preferred Stock will receive consideration of $0.01 in cash.
Common Stock
The Company had 250,000,000 authorized shares of Common Stock, of which 1,394,671 and 1,066,320 shares were issued and outstanding at June 30, 2024 and December 31, 2023, respectively.
Issuances of Common Stock
On March 9, 2022, the Company filed a shelf registration statement on Form S-3 ("Form S-3") with the SEC pursuant to which we disclosed that we may offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, rights or units having a maximum aggregate offering price of $200 million.
On June 17, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and BTIG, LLC (together, the “Agents”), pursuant to which the Company may offer and sell shares of the Common Stock at an aggregate offering price of up to $50.0 million from time to time through the Agents. Subject to the terms and conditions of the Sales Agreement, any such sales made through the Agents can be made, based upon the Company's instructions, by methods deemed an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company agreed to pay the Agents a commission of 3.0% of the gross proceeds of any sales of shares sold pursuant to the Sales Agreement. No sales were transacted for the three months ended June 30, 2024 and year ended December 31, 2023. On February 2, 2024, the Company and each of the Agents mutually agreed to terminate the Sales Agreement effective immediately. The Company did not incur any material early termination penalties in connection with the termination of the Sales Agreement.

On February 2, 2024, the Company, entered into the Purchase Agreement with the Investor pursuant to which the Company agreed to issue and sell in the Registered Offering, (i) an aggregate of 117,000 Shares of Common Stock at an offering price of $12.05 per share, and (ii) Pre-Funded Warrants exercisable for up to 187,731 shares of Common Stock at an offering price of $12.049 per Pre-Funded Warrant, for aggregate gross proceeds from the February 2024 Offerings of approximately $3.7 million before deducting the placement agent fee and related offering expenses of approximately $0.5 million. Since the fair value of the liabilities for the Pre-Funded Warrant, Unregistered Warrant, and Unregistered PA Warrant (as defined below) were greater than the gross proceeds received from the February 2024 Offerings, the Company recorded a $1.1 million loss on issuance of common stock and warrants. All of the placement agent fees and related offering expenses of $0.5 million was therefore allocated to the warrant liabilities and expensed. The fair value of the Unregistered PA warrants of approximately $0.2 million was also allocated to the warrant liabilities and expensed.

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

In the Private Placement, the Company issued to the Investor unregistered warrants to purchase up to an aggregate of 304,731 Unregistered Warrants at an exercise price of $12.05 per share. Each Unregistered Warrant is exercisable immediately and will expire two years from the initial exercise date. The Company also issued to the placement agent unregistered warrants to purchase up to an aggregate of 21,331 shares of Common Stock (the “Unregistered PA Warrants”) at an exercise price of $15.0625 per share. Each Unregistered PA Warrant is exercisable immediately and will expire five years from the initial exercise date. The Unregistered Warrants and Unregistered PA Warrants and the shares of our Common Stock issuable upon the exercise of the Unregistered Warrants and Unregistered PA Warrants are not being registered under the Securities Act, are not being offered pursuant to the Registration Statement and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and/or Rule 506(b) promulgated thereunder.

The Unregistered Warrants are classified as a liability in accordance with ASC 480-10 and ASC 815-40. The Company evaluated the Unregistered Warrants under ASC 815-40 and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value in a scenario of a fundamental transaction precluded the Unregistered Warrants from being indexed to the Company’s own stock and Company believes that the scope exception related to the occurrence of a fundamental transaction in ASC 815-40 is not met. Since the Unregistered Warrants meet the definition of a derivative, they are recorded as liabilities and measured at fair value at initial recognition. Any subsequent changes in their respective fair values is recognized in the Statement of Operations at each reporting date.

The Unregistered Warrants include a fundamental transaction clause whereby, in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Common Stock, and if other conditions are met, the Company may be required to purchase the Unregistered Warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction. The Unregistered Warrants were recorded at their fair value of $2.8 million at issuance based on a Monte Carlo simulation.

The Pre-Funded Warrants were initially classified as a liability in accordance with ASC 815-40, since these warrants can be settled in cash or other assets and therefore did not qualify for equity classification. The Pre-Funded Warrants were recorded at their fair value of $2.0 million at issuance based on the Company's stock price at closing. All of the Pre-Funded Warrants were exercised at closing and therefore reclassifed to stockholders' equity.

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

12.Stock-Based Compensation
During January 2017, the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”), which provides for the granting of restricted stock, options to purchase shares of Common Stock and other awards to employees, directors and consultants. In March 2017, the Company amended the 2017 Plan to increase the number of available shares to 26,433 shares. In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which provides for the granting of restricted stock, options to purchase shares of Common Stock, and other awards to employees, directors and consultants, and reserved 69,670 shares for this purpose. The 2018 Plan was amended in July 2018 to increase the number of available shares to 72,365 shares. In February 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and no further shares will be issued under the 2017 and 2018 Plans. There are 155,434 shares available for issuance under the 2021 Plan as of June 30, 2024.
The number of options to be granted under the 2021 Plan, the option exercise prices, and other terms of the options are determined by the Board in accordance with the terms of the 2021 Plan. Generally, stock options are granted at fair value, become exercisable over a period of one to four years, expire in ten years or less and are subject to the employee’s continued employment. Restricted stock units awarded in November 2022 vest after an 18-month service period. No restricted stock units were awarded in the six months ended June 30, 2024.
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
Stock-based compensation expense was recorded in the following financial statement line items within the statement of operations for the periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$69,173	$324,422	$144,000	$584,152
General and administrative expenses	211,369	666,711	484,843	1,249,427
Total stock-based compensation expense	$280,542	$991,133	$628,843	$1,833,579

The following is a summary of option activity under the Company’s stock option plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	130,526	$28.64	7.3	$—
Granted	—	—
Exercised	—	—
Cancelled	(11,287)	21.50
Forfeited	(1,688)	10.25
Outstanding as of June 30, 2024	117,551	$29.59	6.9	$—
Vested or expected to vest as of June 30, 2024	117,551	$29.59	6.9	—
Exercisable as of June 30, 2024	80,469	$37.32	6.2	—
Shares unvested as of June 30, 2024	37,082	$12.83	8.5	$—

There were no options granted during the six months ended June 30, 2024. No options were exercised in the six months ended June 30, 2024 and 2023.
As of June 30, 2024, there was $1.2 million of total unrecognized compensation expense related to unvested options that will be recognized over a weighted average period of 1.6 years.
Restricted Stock Units
A restricted stock unit (“RSU”) represents the right to receive one of the Common Stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Common Stock on the date of grant.
The following is a summary of RSU activity for the 2021 Plan for the six months ended June 30, 2024:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at January 1, 2023	26,460	$11.36
Granted	—	—
Settled	(23,620)	11.38
Forfeited	(2,840)	11.25
Unvested and outstanding as of June 30, 2024	—	$—

13.Net Loss Per Share Attributable to Common Stockholders
Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option, RSU and warrant grants and the if-converted method is used to determine the dilutive effect of the Company’s contingently redeemable warrants. Under the if-converted method, contingently redeemable warrants that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later. None of the contingently redeemable warrants were in the money at June 30, 2024. For the six months ended June 30, 2024 and 2023, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options, RSUs and warrants were anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2023	2022
Net loss	$(2,326,765)	$(7,566,504)	$(5,404,038)	$(17,131,581)
Basic and diluted net loss per common share	$(1.69)	$(7.25)	$(4.11)	$(16.42)
Basic and diluted weighted average common shares outstanding	1,380,395	1,043,138	1,315,447	1,043,138

The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding at June 30, 2024 and 2023 as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants	326,062	—	326,062	—
Stock options	117,551	158,471	117,551	158,471
Restricted stock unit	—	61,020	—	61,020
Total	443,613	219,491	443,613	219,491

14.Related Party Transaction

On March 16, 2022, the Company and Zephyr AI, Inc. (“Zephyr”) entered into a Joint Research Agreement (the “JRA”) focused on the joint collaboration, identification and validation of certain targets in order to facilitate further research, development and potential commercialization of immunotherapies. Zephyr is owned by a holding company with multiple Board members from the Company. The JRA term is two years unless mutually extended. As of March 16, 2024, neither party extended the JRA and the JRA expired by its terms. The expenses related to the JRA for the three and six months ended June 30, 2024 and 2023 were immaterial.
Beginning in June 2022, the Company entered into a series of statement of works with the Center for Discovery & Innovation at Hackensack Meridian Health ("CDI") to enhance the Company's AIM platform. The Chairman of the Board of CDI is a Board member. The total value of the statement of work through July 31, 2023 is $0.2 million. There were no expenses incurred to the CDI for the three months ended June 30, 2024 and $25,000 incurred for the six months ended June 30, 2024. The expenses incurred to the CDI were $43,000 for the three and six months ended June 30, 2023. The Company has recorded no accrual as of June 30, 2024.
15. Income Taxes
The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2024 and 2023. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards, and research and development credits is not more-likely-than-not to be realized at June 30, 2024 and December 31, 2024. The effective tax rate for each of the three and six months ended June 30, 2024 and 2023 is 0%.
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

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. Our net loss was $2.3 million and $7.6 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $228.0 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.
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
As of June 30, 2024, we had cash and cash equivalents of $2.4 million.
Nasdaq Delisting Notification or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On November 30, 2023, we received a letter from the Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market LLC ("Nasdaq") notifying us that, based on Nasdaq’s review of our Company and pursuant to Nasdaq Listing Rule 5101 (the "Listing Rule"), Nasdaq believes that we are a “public shell,” and that the continued listing of our securities is no longer warranted. In response, we timely requested a hearing before a Nasdaq Hearings Panel (the "Panel"), which request stayed any further action by the Staff. Subsequently, we received notice that the Panel had granted our request for an exception through May 28, 2024 to evidence compliance with the Listing Rule. On July 10, 2024, the Staff notified us that it determined to delist our shares of common stock from Nasdaq and that trading in our shares will be suspended at the open of trading on Friday, July 12, 2024. Our common stock currently trades on the OTC Pink Market.

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
Change in Fair Value of Warrant Liability

The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the February 2024 Offerings (as defined below).

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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023
	(in thousands)
Operating expenses:
Research and development	$647	$4,880	$(4,233)
General and administrative	2,083	2,905	(822)
Loss on assets held for sale	779	—	779
Total operating expenses	3,509	7,785	(4,276)
Loss from operations	(3,509)	(7,785)	4,276
Other income (expense):
Interest income	32	223	(191)
Change in fair value of warrant liability	1,185	—	1,185
Other income (expense)	(35)	(5)	(30)
Other income, net	1,183	218	965
Net loss	$(2,327)	$(7,567)	$5,240
Research and Development Expenses. Research and development expenses were $0.6 million and $4.9 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $4.3 million was due primarily to a decrease of $0.7 million on research and preclinical manufacturing, a $0.3 million decrease in clinical trial expenses, a $2.0 million decrease related to salary and benefits from stock compensation expense impacted by terminations and a $0.4 million decrease in depreciation and facility costs, a $0.4 million decrease in consulting expenses and a $0.2 million decrease in licenses and fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $2.1 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.7 million was due primarily to the decrease of $1.1 million in salary, benefits, and stock compensation expense impacted by terminations in September 2023, partially offset by an increase of $0.6 million in legal and accounting fees.
Loss on assets held for sale. We designated certain equipment held for sale, ceased depreciation, and measured the held for sale assets at the lower of its carry value or fair value less cost to sell resulting in the loss on assets held for sale of $0.8 million for the three months ended June 30, 2024.

Change in fair value of warrant liability. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the February 2024 Offerings. The change in fair value of the outstanding warrant liability during the three months ended June 30, 2024 resulted in a gain of $1.2 million.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023
	(in thousands)
Operating expenses:
Research and development	$1,392	$11,004	$(9,612)
General and administrative	4,096	6,606	(2,510)
Loss on assets held for sale	779	—	779
Total operating expenses	6,267	17,610	(11,343)
Loss from operations	(6,267)	(17,610)	11,343
Other income (expense):
Interest income	47	498	(451)
Change in fair value of warrant liability	2,606	—	2,606
Loss on issuance of common stock and warrants	(1,112)	—	(1,112)
Offering costs	(741)	—	(741)
Other income (expense)	62	(20)	82
Other income, net	863	478	385
Net loss	$(5,404)	$(17,132)	$11,728

Research and Development Expenses. Research and development expenses were $1.4 million and $11.0 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $9.7 million was due primarily to a decrease of $1.2 million on research and preclinical manufacturing, a $0.7 million decrease in clinical trial expenses, a $5.1 million decrease related to salary and benefits from stock compensation expense impacted by terminations and a $0.8 million decrease in depreciation and facility costs, a $0.7 million decrease in consulting expenses and a $0.3 million decrease in licenses and fees. We have not historically tracked internal research and development expenses by product candidate.
General and Administrative Expenses. General and administrative expenses were $4.1 million and $6.6 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $2.4 million was due primarily to the decrease of $2.4 million in salary, benefits, and stock compensation expense impacted by terminations in September 2023 and a decrease of $0.2 million in insurance premiums, partially offset by an increase in legal and accounting expenses of $0.6 million.

Change in fair value of warrant liability. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the February 2024 Offerings. The change in fair value of the outstanding warrant liability during the six months ended June 30, 2024 resulted in a gain of $2.6 million.

Loss on issuance of common stock and warrants. The loss on issuance of common stock and warrants of $1.1 million during the six months ended June 30, 2024 resulted from the fair value of the warrants issued in the February 2024 Offerings being higher than the proceeds received.

Offering costs. The offering costs incurred during the six months ended June 30, 2024 include the placement agent fees and related offering expenses of $0.5 million and the fair value of the Unregistered PA Warrants (as defined below) of $0.2 million incurred in the February 2024 Offerings.

Other income (expense). Other income consists primarily of a gain on sale of available for sale assets of $0.1 million for the six months ended June 30, 2024. Other expense was immaterial for the six months ended June 30, 2023.

Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2024, we had cash and cash equivalents of $2.4 million. We believe that our existing cash and cash equivalents will be sufficient to fund our activities through the third quarter of 2024.
As our research and development activities mature and develop over the next year, we will require substantial funds to continue such activities. As a result of the financing consummated in February 2024, we determined to postpone our previously scheduled special meeting of stockholders for the purpose of approving the liquidation and dissolution of the Company. If we are unable to raise additional capital or otherwise achieve other alternatives to maximize the value of the business and our assets, we would expect to seek stockholder approval of the liquidation and dissolution of the Company at a special meeting. In this regard, management plans to raise additional capital through financing activities that may include public offerings and private placements of our Common Stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments.

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

"At-the-market" offering facility

During the year ended December 31, 2022, we sold an aggregate of 3,184,900 shares through our “at-the-market” offering facility resulting in net proceeds of $5.1 million. No sales were transacted for the year ended December 31, 2023 and the three months ended June 30, 2024.
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

Cash Flows
The following table sets forth a summary of the net cash flow activity:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,488)	$(18,315)
Investing activities	566	(48)
Financing activities	3,144	—
Net decrease in cash, cash equivalents and restricted cash	$(778)	$(18,363)
Operating Activities
Net cash used in operating activities was $4.5 million and $18.3 million for the six months ended June 30, 2024 and 2023, respectively. The net cash used in operating activities for the six months ended June 30, 2024 was primarily due to our net loss of $5.4 million, resulting from research and development expenses of $1.4 million as we continue our preclinical research and transition our clinical programs, $4.1 million of administrative expenses for salary and professional fees and $0.9 million in non-cash expenses and working capital changes.
The net cash used in operating activities for the six months ended June 30, 2023 was primarily due to our net loss of $17.1 million, resulting from research and development expenses of $11.0 million as we continue our preclinical research and preclinical manufacturing to support clinical programs and $6.6 million of administrative expenses for salary and related expenses and professional fees.
Investing Activities
Net cash provided by investing activities of $0.6 million for the six months ended June 30, 2024 was primarily due to proceeds from the sale of assets held for sale, pursuant to an asset sales agreement with AFAB Lab Resources, LLC. The net cash used in investing activities was nominal for the six months ended June 30, 2023.
Financing Activities
There was $3.1 million cash provided by financing activities for the six months ended June 30, 2024. The net cash provided by financing activities for the six months ended June 30, 2024 was due to the net proceeds received in the February 2024 Offerings. There was no cash provided by financing activities for the six months ended June 30, 2023.
Funding Requirements
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through the third quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. If we are not able to raise additional funding, we may not be able to enter into successful collaborations under favorable terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business.

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
While our significant accounting policies are described in more detail in Note 3, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2023, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.
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
Options granted after our IPO are issued at the fair market value of our Common Stock at the date the grant is approved by the Board of Directors.
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
Expected term—We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based-Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
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

If warrants do not meet liability classification under ASC 480-10, we assess the requirements under ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”), which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we assess whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable principles of GAAP. After all relevant assessments are made, we conclude whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting periods with changes in fair value recorded in the Statements of Operations and Comprehensive Loss under "Gain or (loss) on warrant liability."

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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has taken additional steps to assure there is appropriate disclosure in this Quarterly Report and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K, filed with the SEC on April 16, 2024, except as set forth below.
Our common stock is not listed on any stock exchange and there is a limited market for shares of our common stock. Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

Our common stock is not listed on any stock exchange. Although our common stock is quoted on the OTC Pink Market operated by the OTC Markets Group Inc., there is a limited public market for shares of our common stock, and limited trades of our common stock have taken place on the OTC Pink Market. Even if the shares of our common stock may in the future trade greater volume on the OTC Pink Market, the liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange. No assurances can be given that an active public trading market for our common stock will develop or be sustained. Trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in over the counter stocks and certain major brokerage firms restrict their brokers from recommending over the counter stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which stockholders may be able to sell our common stock.

Even if our common stock will in the future trade more actively on the OTC Pink Market, the price of such common stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the six months ended June 30, 2024 and 2023 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from Initial Public Offering
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Description

3.1
Amendment to the Amended and Restated Bylaws of NexImmune, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-40045) filed with the SEC on June 11, 2024

3.2
Certificate of Designation of Series A Preferred Stock dated June 11, 2024 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40045) filed with the SEC on June 11, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.
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

NEXIMMUNE, INC.

Date: August 7, 2024	By:	/s/ Kristi Jones
Kristi Jones
President and Chief Executive Officer

Date: August 7, 2024	By:	/s/ Albert N. Marchio II
Albert N. Marchio II
Interim Chief Financial Officer